Form 10-Q
period 1996-03-31
FALCON CLASSIC CABLE INCOME PROPERTIES LP
filed 1996-05-14
CIK 846811

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              ------------------
                                  FORM 10-Q

(MARK ONE)

\x\ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                              ----------------
                                       OR

\ \ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to
                                ---    ---

                        Commission file number   0-18266
                                              -------------

                 Falcon Classic Cable Income Properties, L.P.
             -------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            California                                      95-4200409
- -------------------------------            ------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER  IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA  90024
- -----------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (310) 824-9990
                                                   --------------


- -------------------------------------------------------------------------------
         FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT.

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [checkmark]   No
                                             ------------     -----------

                         PART I - FINANCIAL INFORMATION

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                            CONDENSED BALANCE SHEETS

                                                                                           December 31,             March 31,
                                                                                              1995*                    1996
                                                                                        -------------------      ---------------
                                                                                                                    (unaudited)
                                                                                                   (Dollars in thousands)
ASSETS:
     Cash and cash equivalents                                                                $ 6,137                    $ 6,620
     Receivables, less allowance of $40,000
         and $33,000 for possible losses                                                          657                        539
     Prepaid expenses and other                                                                   713                        696
     Cable materials, equipment and supplies                                                      740                        659
     Property, plant and equipment, less
         accumulated depreciation and amortization
         of $15,357,000 and $16,366,000                                                        31,986                     31,517
     Franchise cost and goodwill, less accumulated
         amortization of $12,358,000 and $13,048,000                                           20,056                     19,376
     Customer lists and other intangible
         costs, less accumulated amortization
         of $5,928,000 and $6,181,000                                                           2,670                      2,363
                                                                                              -------                    -------

                                                                                              $62,959                    $61,770
                                                                                              =======                    =======

                        LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:

     Note payable                                                                             $27,000                    $27,000
     Accounts payable                                                                             499                        348
     Accrued expenses                                                                           3,062                      2,451
     Payable to general partner                                                                 1,401                      1,467
     Customer deposits and prepayments                                                            149                        163
                                                                                              -------                    -------

              TOTAL LIABILITIES                                                                32,111                     31,429
                                                                                              -------                    -------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:

     General partner                                                                              401                        396
     Limited partners                                                                          30,669                     30,167
     Notes receivable from general partner                                                       (222)                      (222)
                                                                                              -------                    -------
              TOTAL PARTNERS' EQUITY                                                           30,848                     30,341
                                                                                              -------                    -------

                                                                                              $62,959                    $61,770
                                                                                              =======                    =======

               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                                      Unaudited
                                                                                        ---------------------------------------
                                                                                                  Three months ended
                                                                                                       March 31,
                                                                                        ---------------------------------------
                                                                                              1995                   1996
                                                                                        -----------------       ---------------
                                                                                                (Dollars in thousands
                                                                                             except per unit information)

REVENUES                                                                                     $ 4,432               $ 4,706
                                                                                             -------                ------

OPERATING EXPENSES:

  Service costs                                                                                1,550                 1,550
  General and administrative expenses                                                            608                   633
  Management fees and
    reimbursed expenses                                                                          355                   376
  Depreciation and amortization                                                                2,102                 2,114
                                                                                             -------                ------


                                                                                               4,615                 4,673
                                                                                             -------                ------

OPERATING INCOME (LOSS)                                                                         (183)                   33

INTEREST EXPENSE, NET                                                                           (495)                (540)
                                                                                             -------                ------

NET LOSS                                                                                     $  (678)              $  (507)
                                                                                             =======                ======

NET LOSS PER LIMITED PARTNERSHIP UNIT                                                        $(9.34)               $ (6.99)
                                                                                             =======                ======

AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD                                                             71,879                71,879
                                                                                             =======                ======

           See accompanying notes to condensed financial statements.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                     Unaudited
                                                                                       -----------------------------------
                                                                                                 Three months ended
                                                                                                     March 31,
                                                                                       -----------------------------------
                                                                                             1995                  1996
                                                                                       -----------------      ------------
                                                                                                (Dollars in Thousands)
Net cash provided by operating activities                                                       $1,382              $1,148
                                                                                                ------              ------

Cash flows from investing activities:
  Capital expenditures                                                                            (426)               (651)
  Other intangibles                                                                                (22)                (14)
                                                                                                ------              ------

Net cash used in investing activities                                                             (448)               (665)
                                                                                                ------              ------


Cash flows from financing activities:
  Repayment of borrowings                                                                         (492)                  -

                                                                                                ------              ------
Net cash used in financing activities                                                             (492)                  -
                                                                                                ------              ------

Increase in cash and cash equivalents                                                              442                 483

Cash and cash equivalents at
   beginning of period                                                                           1,031               6,137
                                                                                                ------              ------

Cash and cash equivalents at
   end of period                                                                                $1,473              $6,620
                                                                                                ======              ======


            See accompanying notes to condensed financial statements

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The interim condensed financial statements for the three months ended March 31, 1996 and 1995 are unaudited. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results for the entire year.

NOTE 2 - NOTES RECEIVABLE

         In accordance with the Partnership Agreement, the capital contribution of the General Partner was contributed one-half in cash and one-half in General Partner's notes. The notes are non-interest bearing and are payable on demand of the holder.

NOTE 3 - EARNINGS PER EQUIVALENT UNIT

         Earnings per equivalent limited partnership unit are based on the average number of limited partnership units outstanding during the periods presented. For this purpose, earnings are allocated 99% to the limited partners and 1% to the general partner.

NOTE 4 - RECLASSIFICATIONS

         Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. However, the Partnership believes that recent policy decisions by the Federal Communications Commission (the "FCC") will permit it to increase regulated service rates in the future in response to specified historical and anticipated future cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of FCC rulemakings under the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historic interim financial results as described below are not necessarily indicative of future performance.

         In addition to the information set forth in this report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information regarding regulatory matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $4.4 million to $4.7 million, or by 6.2%, for the three months ended March 31, 1996 compared to the corresponding period for 1995. Of the $274,000 increase, approximately $201,000 was due to increases in regulated service rates implemented during April 1995, $21,000 was due to increases in advertising sales, $11,000 was due to commissions earned from the Home Shopping Network and $41,000 was due to increases in other revenues. As of March 31, 1996, the Partnership had approximately 47,980 homes subscribing to cable service and 21,394 premium service units.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

RESULT OF OPERATIONS (CONCLUDED)


         Service costs remained relatively unchanged at $1.6 million for the three months ended March 31, 1996 compared to the corresponding period for 1995. Service costs represent costs directly attributable to providing cable services to customers.

         General and administrative expenses increased from $608,000 to $633,000, or by 4.1%, for the three months ended March 31, 1996 compared to the corresponding period of 1995. The $25,000 increase was primarily related to an increase of $20,000 in costs associated with marketing activities.

         General Partner management fees and reimbursed expenses remained constant as a percent of revenue at 8.0%, and increased from $355,000 to $376,000, for the three months ended March 31, 1996 compared to the corresponding period of 1995. See "Liquidity and Capital Resources."

         Depreciation and amortization expenses remained unchanged at $2.1 million, for the three months ended March 31, 1996 compared to the corresponding period of 1995.


         Operating income was $33,000 for the three months ended March 31, 1996 as compared to an operating loss of $183,000 for the corresponding period of 1995. The $216,000 increase in operating income was due primarily to increased revenues partially offset by increases in costs associated with marketing activities and General Partner management fees and reimbursed expenses.


         Net interest expense, including the effects of interest rate hedging agreements, increased from $495,000 to $540,000, or by 9.1%, for the three months ended March 31, 1996 compared to the corresponding period of 1995. The $45,000 increase was due primarily to increased outstanding bank debt. The hedging agreements resulted in additional interest expense of $22,000 for the period ended March 31, 1996 and resulted in a reduction in interest expense of $2,000 for the period ended March 31, 1995.


         Due to the factors described above, the Partnership's net loss decreased from $678,000 to $507,000 during the three months ended March 31, 1996 compared to the corresponding period of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow generated from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to possible improvement and upgrade of its cable systems. The Partnership relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable television systems. The Partnership has encountered liquidity difficulties due in part to the adverse effects of the 1992 Cable Act and new competitive pressures resulting from both technological advances as well as from the 1996 Telecom Act which will require that material amounts of capital be invested in the Partnership's cable systems. As previously reported, in response to the FCC's amended rate regulation rules, distributions to Unitholders were discontinued subsequent to the April 15, 1994 payment in order to preserve cash resources. The Partnership also suspended the majority of its rebuild and upgrade capital expenditure programs that had been scheduled for 1994 and 1995 in order to preserve liquidity.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

         The Partnership's access to capital remains severely constrained primarily due to the limitation on indebtedness imposed by the Partnership Agreement. This limitation, which is discussed below, is at odds with the need to increase leverage and to spend approximately $35 million to rebuild and upgrade substantially all of the Partnership's systems and has caused the Partnership to limit its 1996 rebuild and upgrade plans. Current plans are to expend an aggregate of approximately $4.0 million in 1996 for all capital expenditures, including approximately $1.6 million to upgrade a portion of one system, which represents the minimum level of expenditures that management believes are necessary, in the short term, to comply with franchise authority and FCC technical requirements. As a result, the Partnership's systems will be significantly less technically advanced than had been expected prior to the implementation of re-regulation. The Partnership believes that the delays in upgrading many of its systems will, under present market conditions, most likely have an adverse affect on the value of those systems compared to systems that have been rebuilt to a higher technical standard.

         On December 29, 1995, the Partnership borrowed $5.6 million under its Bank Credit Agreement because the revolver portion of that credit was scheduled to convert to a term loan on December 31, 1995. The Partnership's management believes that the Partnership's anticipated cash flow from operations in 1996 will be sufficient to fund its capital expenditure plans (as adjusted) and to repay required 1996 principal payments on its debt of $2.7 million.

         As of March 31, 1996, the amount outstanding under the Partnership's amended Bank Credit Agreement was $27.0 million. As discussed above, the Partnership had no additional borrowings available to it. At March 31, 1996, the Partnership's borrowings bore interest at an average rate of 8.5% (including the effect of interest rate swap transactions). The Bank Credit Agreement also contains various restrictions relating to, among other things, mergers and acquisitions, investments, capital expenditures, a change in control and the incurrence of additional indebtedness and also requires compliance with certain financial covenants. Management believes that the Partnership was in compliance with all such requirements as of March 31, 1996. The Bank Credit Agreement requires principal repayments of $2.7 million in 1996, $4.1 million in 1997 and $5.4 million in 1998. The Partnership made its first scheduled principal repayment of $675,000 on April 1, 1996.

         The Partnership Agreement provides that without the approval of a majority of interests of limited partners, the Partnership may not incur any borrowings unless the amount of such borrowings together with all outstanding borrowings (less cash and cash equivalents) does not exceed 30% of the greater of the aggregate cost or current fair market value of the Partnership's assets as determined by the General Partner. As discussed above, in order to spend the appropriate amount of capital to rebuild and upgrade the Partnership's systems, this provision of the Partnership Agreement would need to be amended to significantly increase the Partnership's leverage.

         The Partnership's management agreement with the General Partner requires deferral of the payment of up to 50% of the management fees, without interest, unless adjusted operating cash (as defined) for such month exceeds a 10% annualized return calculated with respect to outstanding

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

partnership Units. As a result, during the first three months of 1996, the Partnership deferred payment of approximately $78,000 of management fees charged by its General Partner. The Partnership anticipates deferring 50% of such fees during 1996. Unless the Payback to the Unitholders is achieved, the Partnership will not be required to pay the deferred fees to the General Partner. "Payback" means, with respect to any limited partner, aggregate cash distributions to the limited partner equal to such limited partner's capital contributions plus the 11% Preferred Return per year computed on such limited partner's Adjusted Capital Contribution. The term "11% Preferred Return" means an 11% per annum (cumulative but not compounded) cash return based on each limited partner's Adjusted Capital Contribution and calculated with respect to any Units from the date of the closing in which such Units were first issued by the Partnership.

         The Partnership Agreement also limits borrowings incurred to make distributions to partners to not more than 10% of Gross Proceeds from the public offering of the Units (approximately $7.2 million). As of March 31, 1996, the Partnership had incurred an aggregate of approximately $5.4 million in borrowings to make distributions to partners. The Partnership discontinued distributions subsequent to the April 15, 1994 payments.

         THREE MONTHS ENDED MARCH 31, 1996 AND 1995


         Cash provided by operating activities decreased by $235,000 from $1.4 million to $1.1 million for the three months ended March 31, 1996 compared to the corresponding period for 1995. The decrease resulted from an increase in the net loss of $171,000, an increase of $18,000 in non-cash depreciation and amortization and a decrease of $424,000 in other operating items (receivables, prepaid assets, cable materials, equipment and supplies, payables, accrued expenses and customer deposits and prepayments).


         Cash used in investing activities increased by $217,000 during the first three months of 1996 compared to the corresponding period for 1995, primarily due to an increase in capital expenditures. Cash used by financing activities decreased $492,000 because there was no repayment of debt during the three months ended March 31, 1996.


         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 43.3% during the three months ended March 31, 1995 to 45.6% for the corresponding period in 1996. The increase was primarily caused by increased revenues, as described above. EBITDA increased from $1.9 million to $2.1 million, or by 11.9%, for the three months ended March 31, 1996 compared to the corresponding period in 1995.


INFLATION

         Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way, provided that it is able to increase its service rates periodically, of which there can be no assurance.

                 FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

PART II.                            OTHER INFORMATION

ITEMS 1-5.        Not Applicable.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)      None

                  (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        FALCON CLASSIC CABLE INCOME PROPERTIES, L. P.

                        a CALIFORNIA LIMITED PARTNERSHIP
                        ---------------------------------
                                 (Registrant)

                                 By:  Falcon Classic Cable Investors, L.P.
                                        Managing General Partner

                                 By:  Falcon Holding Group, L.P.
                                        General Partner

                                 By:  Falcon Holding Group, Inc.
                                        General Partner

Date: May 9, 1996                By:   /s/Michael K. Menerey
                                       -----------------------------------------
                                        Michael K. Menerey, Secretary
                                        and Chief Financial Officer