Form 10-Q
period 1996-06-30
FALCON CLASSIC CABLE INCOME PROPERTIES LP
filed 1996-08-07
CIK 846811

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-Q


(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1996
                               ----------------------

                                       OR


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _______________ to ________________

                      Commission file number   0-18266
                                              ---------
Falcon Classic Cable Income Properties, L.P.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        CALIFORNIA                                                     95-4200409
- --------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)         (I.R.S. employer identification no.)



   10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA  90024
- --------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)               (zip code)

Registrant's telephone number, including area code        (310) 824-9990
                                                   -----------------------------------------------------------


- --------------------------------------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

                         PART I - FINANCIAL INFORMATION

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                            CONDENSED BALANCE SHEETS

                   ============================================

                                                                                      December 31,             June 30,
                                                                                          1995*                  1996
                                                                                   -----------------       -----------------
                                                                                                              (unaudited)
                                                                                           (Dollars in Thousands)
ASSETS:
    Cash and cash equivalents                                                     $            6,137      $            7,023
    Receivables, less allowance of $40,000
         and $33,000 for possible losses                                                         657                     548
    Prepaid expenses and other                                                                   713                     621
    Cable materials, equipment and supplies                                                      740                     554
    Property, plant and equipment, less
         accumulated depreciation and amortization
         of $15,357,000 and $17,270,000                                                       31,986                  31,408
    Franchise cost and goodwill, less accumulated
         amortization of $12,358,000 and $13,693,000                                          20,056                  18,734
    Customer lists and other intangible
         costs, less accumulated amortization
         of $5,928,000 and $2,888,000                                                          2,670                   2,189
                                                                                   -----------------       -----------------

                                                                                  $           62,959      $           61,077
                                                                                   =================       =================

                                              LIABILITIES AND PARTNERS' EQUITY
                                              --------------------------------
LIABILITIES:
    Note payable                                                                  $           27,000      $           26,325
    Accounts payable                                                                             499                     199
    Accrued expenses                                                                           3,062                   2,710
    Payable to general partner                                                                 1,401                   1,526
    Customer deposits and prepayments                                                            149                     154
                                                                                   -----------------       -----------------

             TOTAL LIABILITIES                                                                32,111                  30,914
                                                                                   -----------------       -----------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:
    General partner                                                                              401                     394
    Limited partners                                                                          30,669                  29,991
    Notes receivable from general partner                                                       (222)                   (222)
                                                                                   -----------------       -----------------

             TOTAL PARTNERS' EQUITY                                                           30,848                  30,163
                                                                                   -----------------       -----------------
                                                                                  $           62,959      $           61,077
                                                                                   =================       =================


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                  ============================================




                                                            Unaudited
                                                   ----------------------------
                                                         Three months ended
                                                             June 30,
                                                   ----------------------------
                                                       1995              1996
                                                   -----------       ----------
                                                      (Dollars in thousands
                                                    except per unit information)

         REVENUES                                  $   4,562         $   4,812
                                                    --------          --------
         OPERATING EXPENSES:
            Service costs                              1,522             1,487
            General and administrative expenses          637               733
            Management fees and
              reimbursed expenses                        365               386
            Depreciation and amortization              2,154             1,985
                                                    --------          --------

                                                       4,678             4,591
                                                    --------          --------
         OPERATING INCOME (LOSS)                        (116)              221


         INTEREST EXPENSE, NET                          (489)             (399)
                                                    --------          --------

         NET LOSS                                  $    (605)        $    (178)
                                                    ========          ========

         NET LOSS PER LIMITED PARTNERSHIP UNIT     $   (8.33)        $   (2.45)
                                                    ========          ========
         AVERAGE LIMITED PARTNERSHIP
           UNITS OUTSTANDING DURING PERIOD            71,879            71,879
                                                    ========          ========


           See accompanying notes to condensed financial statements.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                  ===========================================


                                                                                                   Unaudited
                                                                                   -------------------------------------
                                                                                               Six months ended
                                                                                                   June 30,
                                                                                   -------------------------------------
                                                                                         1995                  1996
                                                                                   ---------------        --------------
                                                                                             (Dollars in thousands
                                                                                         except per unit information)
REVENUES                                                                          $          8,994       $         9,518
                                                                                   ---------------        --------------

OPERATING EXPENSES:
   Service costs                                                                             3,072                 3,037
   General and administrative expenses                                                       1,245                 1,366
   Management fees and
     reimbursed expenses                                                                       720                   762
   Depreciation and amortization                                                             4,256                 4,099
                                                                                   ---------------        --------------

                                                                                             9,293                 9,264
                                                                                   ---------------        --------------

OPERATING INCOME (LOSS)                                                                       (299)                  254

INTEREST EXPENSE, NET                                                                         (984)                 (939)
                                                                                   ---------------        --------------

NET LOSS                                                                          $         (1,283)      $          (685)
                                                                                   ===============        ==============

NET LOSS PER LIMITED PARTNERSHIP UNIT
                                                                                  $         (17.67)      $         (9.44)
                                                                                   ===============        ==============
AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD                                                           71,879                71,879
                                                                                   ===============        ==============



           See accompanying notes to condensed financial statements.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                  ============================================



                                                                                              Unaudited
                                                                                 ---------------------------------------
                                                                                           Six months ended
                                                                                 ---------------------------------------
                                                                                               June 30,
                                                                                 ---------------------------------------
                                                                                       1995                  1996
                                                                                 ----------------       ----------------
                                                                                          (Dollars in Thousands)

Net cash provided by operating activities                                       $           3,806      $           3,293
                                                                                 ----------------       ----------------

Cash flows from investing activities:
  Capital expenditures                                                                     (2,693)                (1,695)
  Other intangibles                                                                           (92)                   (37)
                                                                                 ----------------       ----------------

Net cash used in investing activities                                                      (2,785)                (1,732)
                                                                                 ----------------       ----------------

Cash flows from financing activities:
  Repayment of borrowings                                                                  (5,700)                  (675)
  Borrowings                                                                                6,200                    -
                                                                                 ----------------       ----------------

Net cash used in financing activities                                                         500                   (675)
                                                                                 ----------------       ----------------

Increase in cash and  cash equivalents                                                      1,521                    886

Cash and cash equivalents at
   beginning of period                                                                      1,031                  6,137
                                                                                 ----------------       ----------------
Cash and cash equivalents at
   end of period                                                                $           2,552      $           7,023
                                                                                 ================       ================




            See accompanying notes to condensed financial statements

                 FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                 =============================================


NOTE 1 - INTERIM FINANCIAL STATEMENTS

     The interim condensed financial statements for the three and six months ended June 30, 1996 and 1995 are unaudited. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results for the entire year.


NOTE 2 - NOTES RECEIVABLE

     In accordance with the Partnership Agreement, the capital contribution of the General Partner was contributed one-half in cash and one- half in General Partner's notes. The notes are non-interest bearing and are payable on demand of the holder.


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

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND


INTRODUCTION

        On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. However, in accordance with policy decisions by the Federal Communications Commission (the "FCC"), the Partnership will increase regulated service rates in the future in response to specified historical and anticipated future cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of FCC rulemakings under the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historic interim financial results as described below are not necessarily indicative of future performance.

        This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

        The Partnership's revenues increased from $4.6 million to $4.8 million, or by 5.5%, and from $9.0 million to $9.5 million, or by 5.8%, respectively, for the three and six months ended June 30, 1996 compared with the corresponding periods for 1995. Of the $250,000 increase in revenues for the three months ended June 30, 1996 as compared to 1995, approximately $202,000 ,was due to increases in regulated service rates implemented during April 1996, $17,000 was due to increases in advertising sales and $31,000 was due to increases in other revenues. Of the $524,000 increase in revenues for the six months ended June 30, 1996 as compared to 1995, approximately $403,000 was due to increases in regulated service rates implemented in the second quarter in each of April 1995 and 1996, $38,000 was due to increases in advertising sales, $23,000 was due to commissions earned from shopping networks and $60,000 was due to increases in other revenues. As of June 30, 1996, the Partnership had approximately 47,950 homes subscribing to cable service and 19,734 premium service units.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.



RESULTS OF OPERATIONS (CONCLUDED)


        Service costs remained relatively unchanged at approximately $1.5 million and $3.1 million, respectively, for the three and six months ended June 30, 1996 compared with the corresponding periods for 1995. Service costs represent costs directly attributable to providing cable services to customers.

        General and administrative expenses increased from $637,000 to $733,000, or by 15.1%, and from $1.2 million to $1.4 million, or by 9.7%, respectively, for the three and six months ended June 30, 1996 compared with the corresponding periods for 1995. Of the $96,000 increase for the three months ended June 30, 1996 as compared to 1995, $27,000 was due to increases in cost associated with re-regulation by the FCC, $19,000 was due to increases in the write off of bad debts, $13,000 was due to increases in insurance cost and $37,000 was due to increases in other expenses. Of the $121,000 increase for the six months ended June 30, 1996 as compared to 1995, $24,000 was due to increases in costs associated with re-regulation by the FCC, $18,000 was due to increases in the write off of bad debts and $79,000 was due to increases in other expenses.

        General Partner management fees and reimbursed expenses remained constant as a percent of revenue at 8.0%, and increased from $365,000 to $386,000, and from $720,000 to $762,000, respectively, for the three and six months ended June 30, 1996 compared to the corresponding periods for 1995. See "Liquidity and Capital Resources."

        Depreciation and amortization expenses decreased from $2.2 million to $2.0 million, or by 7.8%, and from $4.3 million to $4.1 million, or by 3.7%, respectively, for the three and six months ended June 30, 1996 compared with the corresponding periods for 1995. The three months' $169,000 decrease and the nine months' $157,000 decrease were due primarily to certain assets becoming fully amortized in 1996.

        Operating income was $221,000 and $254,000, respectively, for the three and six months ended June 30, 1996 compared to operating losses of $116,000 and $299,000, respectively, for the three and six months ended June 30, 1995. The $337,000 and $553,000 increases in operating income for the three and six months ended June 30, 1996 compared with the corresponding periods for 1995, were due primarily to increased revenues and decreases in depreciation and amortization expense.

        Net interest expense, including the effects of interest rate hedging agreements, decreased from $489,000 to $399,000, or by 18.4%, and from $984,000 to $939,000, or by 4.6%, respectively, for the three and six months ended June 30, 1996 compared to the corresponding periods for 1995. The $90,000 and $45,000 decreases were due primarily to interest income earned on higher cash balances offset by an increase in interest expense due to higher debt balances. The hedging agreements resulted in interest expense of $38,000 and $60,000, respectively, for the three and six months ended June 30, 1996 compared to a reduction in interest expense of $2,000 and $4,000, respectively, for the corresponding periods for 1995.

        Due to the factors described above, the Partnership's net loss decreased from $605,000 to $178,000 and from $1.3 million to $685,000, respectively, for the three and six months ended June 30, 1996 compared to the corresponding periods for 1995.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.


LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow generated from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to possible improvement and upgrade of its cable systems. The Partnership relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable television systems. The Partnership has encountered liquidity difficulties due in part to the adverse effects of the 1992 Cable Act and new competitive pressures resulting from both technological advances as well as from the 1996 Telecom Act which will require that material amounts of capital be invested in the Partnership's cable systems. As previously reported, in response to the FCC's amended rate regulation rules, distributions to Unitholders were discontinued subsequent to the April 15, 1994 payment in order to preserve cash resources. The Partnership also suspended the majority of its rebuild and upgrade capital expenditure programs that had been scheduled for 1994, 1995 and 1996 in order to preserve liquidity.

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

        As of June 30, 1996, the amount outstanding under the Partnership's amended Bank Credit Agreement was $26.3 million. As discussed above, the Partnership had no additional borrowings available to it. At June 30, 1996, the Partnership's borrowings bore interest at an average rate of 7.8% (including the effect of interest rate swap transactions). The Bank Credit Agreement also contains various restrictions relating to, among other things, mergers and acquisitions, investments, capital expenditures, a change in control and the incurrence of additional indebtedness and also requires compliance with certain financial covenants. Management believes that the Partnership was in compliance with all such requirements as of June 30, 1996. The Bank Credit Agreement requires principal repayments of $2.7 million in 1996, $4.1 million in 1997 and $5.4 million in 1998. The Partnership made its scheduled principal repayments of $675,000 on April 1, 1996 and on July 1, 1996.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

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

        The Partnership's management agreement with the General Partner requires deferral of the payment of up to 50% of the management fees, without interest, unless adjusted operating cash (as defined) for such month exceeds a 10% annualized return calculated with respect to outstanding partnership Units. As a result, during the first six months of 1996, the Partnership deferred payment of approximately $118,000 of management fees charged by its General Partner. The Partnership anticipates deferring 50% of such fees during 1996. Unless the Payback to the Unitholders is achieved, the Partnership will not be required to pay the deferred fees to the General Partner. "Payback" means, with respect to any limited partner, aggregate cash distributions to the limited partner equal to such limited partner's capital contributions plus the 11% Preferred Return per year computed on such limited partner's Adjusted Capital Contribution. The term "11% Preferred Return" means an 11% per annum (cumulative but not compounded) cash return based on each limited partner's Adjusted Capital Contribution and calculated with respect to any Units from the date of the closing in which such Units were first issued by the Partnership.

        The Partnership Agreement also limits borrowings incurred to make distributions to partners to not more than 10% of Gross Proceeds from the public offering of the Units (approximately $7.2 million). As of June 30, 1996, the Partnership had incurred an aggregate of approximately $5.4 million in borrowings to make distributions to partners. The Partnership discontinued distributions subsequent to the April 15, 1994 payments.

        Subject to certain restrictions set forth in the Partnership
Agreement, the Partnership, in the General Partner's sole discretion, may sell individual cable systems and may also sell all or substantially all the Partnership's assets to the General Partner or its affiliates. Any such sale must be made in cash pursuant to the "Appraisal Process." "Appraisal Process" means an appraisal undertaken by three independent nationally recognized experts in the cable television field to determine the fair market value of the assets to be appraised. One such appraiser shall be appointed by the General Partner, one by the Partnership's Conflicts Committee and the third by the first two appraisers acting jointly. The appraised value pursuant to the appraisal process shall be deemed to be the median of the three appraised values and, if any appraised value is expressed as a range, then in calculating the median, the mean amount of the range of such appraised value shall be used. No appraisals arising in affiliated transactions will be conducted at the Partnership's expense. Appraisers selected pursuant to the Appraisal Process shall have no interest in, nor any material business or professional relationship with, the Partnership, the General Partner or any of its affiliates, except as otherwise permitted by the Partnership Agreement. However, because appraisals are only estimates of fair value, they should not be relied upon as measures of realizable value. Sales of assets by the Partnership of the General Partner or its affiliates prior to January 1, 1997 will generally require an affirmative vote of a majority of limited partner interests outstanding and not owned by the General Partner or its affiliates. No such vote will be required or sought thereafter.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

The General partner also has a right under certain other circumstances to purchase partnership assets without a vote of the limited partners. Though the General Partner is not required to purchase the Partnership's cable systems, it or one of its affiliates may determine to purchase some or all of such assets subject to the foregoing restrictions. The General Partner and its affiliates may consider and otherwise investigate the exercise of such rights from time to time at their discretion. Limited partners will not be entitled to share in any profits of the General Partner or its affiliates from the operation or sale of any cable systems subsequent to the sale of such systems to the General Partner or its affiliate.

        SIX MONTHS ENDED JUNE 30, 1996 AND 1995

        Cash provided by operating activities decreased by $513,000 from $3.8 million to $3.3 million for the six months ended June 30, 1996 compared to the corresponding period for 1995. The decrease resulted from a decrease of $157,000 in non-cash depreciation and amortization and a decrease of $954,000 in other operating items (receivables, prepaid assets, cable materials, equipment and supplies, payables, accrued expenses and customer deposits and prepayments) partially offset by a decrease in the net loss of $598,000.

        Cash used in investing activities decreased by $1.1 million during the first six months of 1996 compared to the corresponding period for 1995, primarily due to a decrease in capital expenditures. Cash used by financing activities increased $1.2 million because of increased net repayment of debt during the six months ended June 30, 1996.

        Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 44.7% to 45.8% and from 44.0% to 45.7% during the three and six months ended June 30, 1996 compared to the corresponding periods in 1995. The increases in the three months and six months were primarily caused by increased revenues, as described above. EBITDA increased from $2.0 million to $2.2 million, or by 8.2% and from $4.0 million to $4.4 million, or by 10.0%, respectively, for the three and six months ended June 30, 1996 compared to the corresponding periods in 1995.

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


                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.
                       a CALIFORNIA LIMITED PARTNERSHIP
                       --------------------------------
                                (Registrant)


                                       By:  Falcon Classic Cable Investors, L.P.
                                            Managing General Partner

                                       By:  Falcon Holding Group, L.P.
                                            General Partner

                                       By:  Falcon Holding Group, Inc.
                                            General Partner



Date: August 5, 1996                   By:  /s/Michael K. Menerey
                                            -----------------------------
                                            Michael K. Menerey, Secretary
                                            and Chief Financial Officer