Form 10-Q
period 1996-09-30
FALCON CLASSIC CABLE INCOME PROPERTIES LP
filed 1996-11-12
CIK 846811

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                  ____________________________________________

                                   FORM 10-Q


(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                      Commission file number   0-18266

                 Falcon Classic Cable Income Properties, L.P.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




            California                                     95-4200409
  (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

  10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA       90024
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE     (310) 824-9990


_______________________________________________________________________________
             FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                        IF CHANGED SINCE LAST REPORT.

         Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---     ----

                         PART I - FINANCIAL INFORMATION

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                            CONDENSED BALANCE SHEETS



                                                                                     December 31,             September 30,
                                                                                        1995*                     1996
                                                                                    -------------             -------------
                                                                                                               (unaudited)
                                                                                             (Dollars in Thousands)
 ASSETS:
     Cash and cash equivalents                                                           $ 6,137                  $ 7,062
     Receivables, less allowance of $40,000
          and $37,000 for possible losses                                                    657                      564
     Prepaid expenses and other                                                              713                      493
     Cable materials, equipment and supplies                                                 740                      546
     Property, plant and equipment, less
          accumulated depreciation and amortization
          of $15,357,000 and $18,112,000                                                  31,986                   31,161
     Franchise cost and goodwill, less accumulated
          amortization of $12,358,000 and $14,361,000                                     20,056                   18,073
     Customer lists and other intangible
          costs, less accumulated amortization
          of $5,928,000 and $3,011,000                                                     2,670                    2,068
                                                                                         -------                  -------
                                                                                         $62,959                  $59,967
                                                                                         =======                  =======
                                               LIABILITIES AND PARTNERS' EQUITY
 LIABILITIES:

     Note payable                                                                        $27,000                  $24,975
     Accounts payable                                                                        499                      369
     Accrued expenses                                                                      3,062                    2,741
     Payable to general partner                                                            1,401                    1,461
     Customer deposits and prepayments                                                       149                      150
                                                                                         -------                  -------
              TOTAL LIABILITIES                                                           32,111                   29,696
                                                                                         -------                  -------
 COMMITMENTS AND CONTINGENCIES

 PARTNERS' EQUITY:
     General partner                                                                         401                      395
     Limited partners                                                                     30,669                   30,098
     Notes receivable from general partner                                                  (222)                    (222)
                                                                                         -------                  -------
              TOTAL PARTNERS' EQUITY                                                      30,848                   30,271
                                                                                         -------                  -------
                                                                                         $62,959                  $59,967
                                                                                         =======                  =======

               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS





                                                                                              Unaudited
                                                                                  -----------------------------
                                                                                         Three months ended
                                                                                            September 30,
                                                                                  -----------------------------
                                                                                   1995                  1996
                                                                                  -------               -------
                                                                                        (Dollars in thousands
                                                                                    except per unit information)
        REVENUES                                                                  $ 4,663               $ 4,918
                                                                                  -------               -------
        OPERATING EXPENSES:
          Service costs                                                             1,442                 1,510
          General and administrative expenses                                         670                   676
          Management fees and
             reimbursed expenses                                                      373                   393
          Depreciation and amortization                                             2,120                 1,789
                                                                                  -------               -------
                                                                                    4,605                 4,368
                                                                                  -------               -------
        OPERATING INCOME                                                               58                   550

        INTEREST EXPENSE, NET                                                        (509)                 (442)
                                                                                  -------               -------
        NET INCOME (LOSS)                                                         $  (451)              $   108
                                                                                  =======               =======

        NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT                            $ (6.21)              $  1.49
                                                                                  =======               =======
        AVERAGE LIMITED PARTNERSHIP
           UNITS OUTSTANDING DURING PERIOD                                         71,879                71,879
                                                                                  =======               =======





           See accompanying notes to condensed financial statements.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS




                                                                                              Unaudited
                                                                                  -----------------------------
                                                                                          Nine months ended
                                                                                            September 30,
                                                                                  -----------------------------
                                                                                    1995                 1996
                                                                                  -------               -------
                                                                                        (Dollars in thousands
                                                                                    except per unit information)
        REVENUES                                                                  $13,657               $14,436
                                                                                  -------               -------
        OPERATING EXPENSES:
          Service costs                                                             4,514                 4,547
          General and administrative expenses                                       1,915                 2,042
          Management fees and
             reimbursed expenses                                                    1,093                 1,155
          Depreciation and amortization                                             6,376                 5,888
                                                                                  -------               -------
                                                                                   13,898                13,632
                                                                                  -------               -------
        OPERATING INCOME (LOSS)                                                      (241)                  804

        INTEREST EXPENSE, NET                                                      (1,493)               (1,381)
                                                                                  -------               -------
        NET LOSS                                                                  $(1,734)              $  (577)
                                                                                  =======               =======

        NET LOSS PER LIMITED PARTNERSHIP UNIT                                     $(23.88)              $ (7.95)
                                                                                  =======               =======
        AVERAGE LIMITED PARTNERSHIP
           UNITS OUTSTANDING DURING PERIOD                                         71,879                71,879
                                                                                  =======               =======





           See accompanying notes to condensed financial statements.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS




                                                                                               Unaudited
                                                                                   --------------------------------
                                                                                           Nine months ended
                                                                                              September 30,
                                                                                   --------------------------------
                                                                                     1995                    1996
                                                                                   --------                 -------
                                                                                          (Dollars in Thousands)
          Net cash provided by operating activities                                $  4,498                 $ 5,449
                                                                                   --------                 -------
          Cash flows from investing activities:
            Capital expenditures                                                     (4,477)                 (2,498)
            Other intangibles                                                          (118)                    (55)
            Proceeds on sale of property, plant and equipment                         -                          54
                                                                                   --------                 -------
          Net cash used in investing activities                                      (4,595)                 (2,499)
                                                                                   --------                 -------
          Cash flows from financing activities:
            Repayment of borrowings                                                 (11,200)                 (2,025)
            Borrowings                                                               12,700                  -
                                                                                   --------                 -------
          Net cash provided by (used in) financing activities                         1,500                  (2,025)
                                                                                   --------                 -------
          Increase in cash and cash equivalents                                       1,403                     925

          Cash and cash equivalents at
             beginning of period                                                      1,031                   6,137
                                                                                   --------                 -------
          Cash and cash equivalents at
             end of period                                                         $  2,434                 $ 7,062
                                                                                   ========                 =======





            See accompanying notes to condensed financial statements

                       FALCON CLASSIC CABLE INCOME PROPERTIES, L. P.

                         NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The interim condensed financial statements for the three and nine months ended September 30, 1996 and 1995 are unaudited. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results for the entire year.


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

         This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs, the possible sale of assets by the Partnership and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 and its Current Reports on Form 8-K dated August 27, 1996 and October 17, 1996 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $4.7 million to $4.9 million, or by 5.5%, and from $13.7 million to $14.4 million, or by 5.7%, respectively, for the three and nine months ended September 30, 1996 compared with the corresponding periods for 1995. Of the $255,000 increase in revenues for the three months ended September 30, 1996 as compared to 1995, approximately $219,000 was due to increases in regulated service rates implemented during the second and third quarters of 1996, $110,000 due to the restructuring of The Disney Channel from a premium channel to a tier channel on July 1, 1996, $14,000 was due to increases in advertising sales and $26,000 was due to increases in other revenues, partially offset by decreases of $114,000 due primarily to reductions in the number of subscriptions for premium cable services. Of the $779,000 increase in revenues for the nine months ended September 30, 1996 as compared to 1995, approximately $622,000 was due to increases in regulated service rates implemented in the second quarter of 1995 and the second and third quarters of 1996,

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

$110,000 due to the restructuring of The Disney Channel discussed above, $52,000 was due to increases in advertising sales, $34,000 was due to commissions earned from shopping networks and $85,000 was due to increases in other revenues, partially offset by decreases of $124,000 primarily due to reductions in the number of subscriptions for premium cable services. As of September 30, 1996, the Partnership had approximately 47,760 homes subscribing to cable service and 18,525 premium service units. The decrease of 1,200 premium units from June 30, 1996 was due to approximately 1,700 Disney premium units that became tier subscriptions under the restructuring discussed above.

         Service costs increased from $1.4 million to $1.5 million, or by 4.7%, for the three months ended September 30, 1996, compared with the corresponding period for 1995, and remained relatively unchanged at approximately $4.5 million for the nine months ended September 30, 1996 compared with the corresponding period for 1995. Service costs represent costs directly attributable to providing cable services to customers. The $68,000 increase in service cost for the three months ended September 30, 1996 as compared to 1995 was primarily related to an increase of $73,000 in programming fees charged by program suppliers (including primary satellite fees), which included a $30,000 increase related to the restructuring of The Disney Channel discussed above.

         General and administrative expenses increased from $670,000 to $676,000, or by 1.0%, and from $1.9 million to $2.0 million, or by 6.6%, respectively, for the three and nine months ended September 30, 1996 compared with the corresponding periods for 1995. Of the $6,000 increase for the three months ended September 30, 1996 as compared to 1995, $38,000 was due to increases in insurance cost and $4,000 was due to increases in costs associated with re-regulation by the FCC. These increases were partially offset by a decrease of $38,000 in the write off of bad debts. Of the $127,000 increase for the nine months ended September 30, 1996 as compared to 1995, $41,000 was due to increases in insurance cost, $28,000 was due to increases in costs associated with re-regulation by the FCC, $8,000 was due to increases in costs associated with advertising sales and $50,000 was due to increases in other expenses.

         General Partner management fees and reimbursed expenses remained constant as a percent of revenue at 8.0%, and increased from $373,000 to $393,000, and from $1.1 million to $1.2 million, respectively, for the three and nine months ended September 30, 1996 compared to the corresponding periods for 1995. See "Liquidity and Capital Resources."

         Depreciation and amortization expenses decreased from $2.1 million to $1.8 million, or by 15.6%, and from $6.4 million to $5.9 million, or by 7.7%, respectively, for the three and nine months ended September 30, 1996 compared with the corresponding periods for 1995. The three months' $331,000 decrease and the nine months' $488,000 decrease were due primarily to certain assets becoming fully amortized in 1996.

         Operating income increased from $58,000 to $550,000 for the three months ended September 30, 1996 compared to the corresponding period for 1995. Operating losses of $241,000 for the nine months ended September 30, 1995 became operating income of $804,000 for the nine months ended September 30, 1996. The $492,000 and $1.0 million increases in operating income for the three and nine months ended September 30, 1996 compared with the corresponding periods for 1995 were due primarily to increased revenues and decreases in depreciation and amortization expense.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.


RESULTS OF OPERATIONS (CONCLUDED)



         Net interest expense, including the effects of interest rate hedging agreements, decreased from $509,000 to $442,000, or by 13.2%, and from $1.5 million to $1.4 million, or by 7.5%, respectively, for the three and nine months ended September 30, 1996 compared to the corresponding periods for 1995. The $67,000 and $112,000 decreases were due primarily to interest income earned on higher cash balances offset by an increase in interest expense due to higher debt balances. The hedging agreements resulted in higher interest expense of $9,000 and $28,000, respectively, for the three months ended September 30, 1995 and 1996, and of $6,000 and $88,000, respectively, for the nine months ended September 30, 1995 and 1996.

         Due to the factors described above, the Partnership's net loss of $451,000 changed to net income of $108,000 and changed from a net loss of $1.7 million to a net loss of $577,000, respectively, for the three and nine months ended September 30, 1996 compared to the corresponding periods for 1995.


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

         The Partnership's access to capital remains severely constrained primarily due to the limitation on indebtedness imposed by the Partnership Agreement. This limitation, which is discussed below, is at odds with the need to increase leverage and to spend approximately $35 million to rebuild and upgrade substantially all of the Partnership's systems and has caused the Partnership to limit its 1996 rebuild and upgrade plans. Current plans are to expend an aggregate of approximately $3.0 million in 1996 for all capital expenditures, including approximately $500,000 to begin the $1.6 million upgrade of a portion of one system, which represents the minimum level of expenditures that management believes are necessary, in the short term, to comply with franchise authority and FCC technical requirements. As a result, the Partnership's systems will be significantly less technically advanced than had been expected prior to the implementation of re-regulation. The Partnership believes that the delays in upgrading many of its systems will, under present market conditions, most likely have an adverse affect on the value of those systems compared to systems that have been rebuilt to a higher technical standard.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

         On December 29, 1995, the Partnership borrowed $5.6 million under its Bank Credit Agreement because the revolver portion of that credit was scheduled to convert to a term loan on December 31, 1995. The Partnership's management believes that the Partnership's anticipated cash flow from operations in 1996 will be sufficient to fund its capital expenditure plans (as adjusted) and to repay required 1996 principal payments of $2.7 million on its debt.

         As of September 30, 1996, the amount outstanding under the Partnership's amended Bank Credit Agreement was $25.0 million. As discussed above, the Partnership had no additional borrowings available to it. At September 30, 1996, the Partnership's borrowings bore interest at an average rate of 7.7% (including the effect of interest rate swap transactions). The Bank Credit Agreement also contains various restrictions relating to, among other things, mergers and acquisitions, investments, capital expenditures, a change in control and the incurrence of additional indebtedness and also requires compliance with certain financial covenants. Management believes that the Partnership was in compliance with all such requirements as of September 30, 1996. The Bank Credit Agreement requires a principal repayment of $675,000 on December 31, 1996, and payments of $4.1 million in 1997 and $5.4 million in 1998. The Partnership made its scheduled principal repayments of $675,000 on April 1, 1996, July 1, 1996 and September 30, 1996.

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

         The Partnership's management agreement with the General Partner requires deferral of the payment of up to 50% of the management fees, without interest, unless Adjusted Operating Cash (as defined) for such month exceeds a 10% annualized return calculated with respect to outstanding Partnership Units. To the extent that Adjusted Operating Cash exceeds such amount, the General Partner may recover previously deferred fees, without interest. In compliance with these provisions, the General Partner received its standard management fee for the nine months ended September 30, 1996 and recovered $_________ in previously deferred management fees. At September 30, 1996, however, approximately $1.0 million of deferred management fees remained payable to the General Partner. Unless the Payback to the Unitholders is achieved, the Partnership will not be required to pay the deferred fees to the General Partner. "Payback" means, with respect to any limited partner, aggregate cash distributions to the limited partner equal to such limited partner's capital contributions plus the 11% Preferred Return per year computed on such limited partner's Adjusted Capital Contribution (as defined). The term "11% Preferred Return" means an 11% per annum (cumulative but not compounded) cash return based on each limited partner's Adjusted Capital Contribution and calculated with respect to any Units from the date of the closing in which such Units were first issued by the Partnership.

         The Partnership Agreement also limits borrowings incurred to make distributions to partners to not more than 10% of Gross Proceeds from the public offering of the Units (approximately $7.2 million). As of September 30, 1996, the Partnership had incurred an aggregate of approximately $5.4 million in

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

borrowings to make distributions to partners. The Partnership discontinued distributions subsequent to the April 15, 1994 payments.

         Subject to certain restrictions set forth in the Partnership Agreement, the Partnership, in the General Partner's sole discretion, may sell individual cable systems and may also sell all or substantially all of the Partnership's assets to the General Partner or its affiliates. Any such sale must be made in cash pursuant to the "Appraisal Process." "Appraisal Process" means an appraisal undertaken by three independent nationally recognized experts in the cable television field to determine the fair market value of the cable systems to be appraised. One such appraiser shall be appointed by the General Partner, one by the Partnership's Conflicts Committee and the third by the first two appraisers acting jointly. The appraised value pursuant to the Appraisal Process will be deemed to be the median of the three appraised values and, if any appraised value is expressed as a range, then in calculating the median, the mean amount of the range of such appraised value shall be used. No appraisals arising in affiliated transactions may be conducted at the Partnership's expense. Appraisers selected pursuant to the Appraisal Process may not have any interest in, nor any material business or professional relationship with, the Partnership, the General Partner or any of its affiliates, except as otherwise permitted by the Partnership Agreement. Except under certain circumstances, sales of assets by the Partnership to the General Partner or its affiliates prior to January 1, 1997 will require an affirmative vote of a majority of limited partner interests outstanding and not owned by the General Partner or its affiliates. No such vote will be required or sought thereafter. Although the General Partner is not required to purchase any of the Partnership's cable systems, it or one of its affiliates may determine to do so subject to the foregoing restrictions. Limited partners will not be entitled to share in any profits of the General Partner or its affiliates from the operation or sale of any cable systems subsequent to the sale of such cable systems to the General Partner or any affiliate.

         In a meeting held in Los Angeles on August 27, 1996, the General Partner formally advised the Partnership's Advisory Committee and Conflicts Committee that it desired to explore on a preliminary basis the possibility of exercising the purchase rights contained in the Partnership Agreement and summarized above. Accordingly, the General Partner requested that the Appraisal Process be commenced and that, in compliance therewith, the Conflicts Committee select an independent nationally recognized expert in the cable television field to determine the fair market value of each of the Partnership's cable systems. Pursuant to the Partnership Agreement, the sole obligation of the Conflicts Committee in connection with the Appraisal Process is to select one of the three appraisers. The Conflicts Committee has selected Arthur Andersen, LLP; the General Partner has selected Kane Reece Associates, Inc.; and those two appraisers have selected Communications Equity Associates.

         In commencing the Appraisal Process, the General Partner advised the Conflicts Committee that it had made no decision whether to purchase any or all of the Partnership's five cable television systems. Any decision by the General Partner will, as permitted by the Partnership Agreement, be made on a system-by-system basis once the Appraisal Process has been completed. Further, should the General Partner or its affiliates elect to acquire any of the Partnership's cable systems, such acquisition will not be completed until on or after January 1, 1997. Although the foregoing reflects activities which the General Partner and certain of its affiliates are currently exploring with respect to the Partnership, the foregoing is subject to change at any time. Accordingly, there can be no assurance that the sale of cable television

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)



systems of the Partnership in accordance with the rights of the General Partner and its affiliates under the terms of the Partnership Agreement as described above or otherwise will be pursued, or if pursued, when and if any of them will be successfully consummated. The foregoing description of the Appraisal Process is qualified by reference to the more complete information and the related qualifications provided or referred to in the Partnership's Current Reports on Form 8-K dated August 27, 1996 and October 17, 1996.

         NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Cash provided by operating activities increased by $951,000 from $4.5 million to $5.4 million for the nine months ended September 30, 1996 compared to the corresponding period for 1995. The increase resulted from an increase of $282,000 in other operating items (receivables, prepaid expenses and other assets, cable materials, equipment and supplies, payables, accrued expenses and customer deposits and prepayments) and a decrease in the net loss of $1.2 million, $488,000 of which resulted from a decrease in non-cash depreciation and amortization.

         Cash used in investing activities decreased by $2.1 million during the first nine months of 1996 compared to the corresponding period for 1995, primarily due to a decrease in capital expenditures. Cash used by financing activities increased $3.5 million because of increased net repayment of debt of $2.0 million during the nine months ended September 30, 1996 compared to net borrowings of $1.5 million during the corresponding 1995 period.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 46.7% to 47.6% and from 44.9% to 46.4% during the three and nine months ended September 30, 1996 compared to the corresponding periods in 1995. The increases in the three months and nine months were primarily caused by increased revenues, as described above. EBITDA increased from $2.2 million to $2.3 million, or by 7.4%, and from $6.1 million to $6.7 million, or by 9.1%, respectively, for the three and nine months ended September 30, 1996 compared to the corresponding periods in 1995.

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

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.





PART II.         OTHER INFORMATION


ITEMS 1-5.       Not Applicable.

ITEM 6.          Exhibits and Reports on Form 8-K

                 (a)      None.

                 (b) The Registrant filed a Form 8-K dated August 27, 1996, in which it reported under Item 5 the General Partner's desire to explore the possibility of exercising the General Partner's purchase rights contained in the Partnership Agreement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                          FALCON CLASSIC CABLE INCOME PROPERTIES, L. P.
                                  a CALIFORNIA LIMITED PARTNERSHIP
                                         (Registrant)



                                       By:  Falcon Classic Cable Investors, L.P.
                                            Managing General Partner


                                       By:  Falcon Holding Group, L.P.
                                            General Partner

                                       By:  Falcon Holding Group, Inc.
                                            General Partner




Date: _________, 1996                  By: /s/Michael K. Menerey
                                          ---------------------------------
                                          Michael K. Menerey, Secretary
                                          and Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                          FALCON CLASSIC CABLE INCOME PROPERTIES, L. P.
                                  a CALIFORNIA LIMITED PARTNERSHIP
                                         (Registrant)



                                       By:  Falcon Classic Cable Investors, L.P.
                                            Managing General Partner


                                       By:  Falcon Holding Group, L.P.
                                            General Partner

                                       By:  Falcon Holding Group, Inc.
                                            General Partner




Date: _________, 1996                  By:
                                          ---------------------------------
                                          Michael K. Menerey, Secretary
                                          and Chief Financial Officer