Form 10-K405
period 1996-12-31
FALCON CLASSIC CABLE INCOME PROPERTIES LP
filed 1997-03-26
CIK 846811

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                 Commission File Number: 0-18266

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.
             (Exact name of Registrant as specified in its charter)

             CALIFORNIA                                 95-4200409
    -------------------------------               ----------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)               Identification Number)

10900 WILSHIRE BOULEVARD - 15TH FLOOR
       LOS ANGELES, CALIFORNIA                            90024
---------------------------------------                 ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:              (310) 824-9990
                                                                 --------------
Securities registered pursuant to Section 12 (b) of the Act:          NONE

Securities registered pursuant to Section 12 (g) of the Act:

                                                Name of each exchange
       Title of each Class                       on which registered
       -------------------                       -------------------

UNITS OF LIMITED PARTNERSHIP INTEREST                     NONE

                 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject
to such filing requirements for the past 90 days. Yes   X      No
                                                      ------      ------

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.      [X]

                 State the aggregate market value of the voting equity securities held by non-affiliates of the registrant: all of the registrant's 71,879 Units of limited partnership interests, its only class of equity securities, are held by non-affiliates. There is no public trading market for the Units and transfers of Units are subject to certain restrictions; accordingly, the registrant is unable to state the market value of the Units held by non-affiliates.

================================================================================

                    The Exhibit Index is located at Page E-1

                                     PART I

ITEM 1.          BUSINESS

INTRODUCTION

                 Falcon Classic Cable Income Properties, L.P. (the "Partnership") is a California limited partnership engaged in the ownership, operation and development of non-urban cable television systems in small to medium sized communities and suburban and rural areas (the "Systems"). Such cable television systems generally are located in areas that do not receive a wide variety of clear broadcast television reception because of distance from broadcasters or interference by mountains or other geographic features. The Partnership offers cable service in five regions in Oregon, North Carolina, Kentucky, California and Maryland. The Oregon region centers around Redmond, Oregon, serving customers in central Oregon. The North Carolina region provides service to Burke County and other communities in central North Carolina. The Kentucky region provides service to Somerset, Kentucky and surrounding communities, the California region provides service to California City, California, and the Maryland region is based in Centreville, Maryland, and provides service to customers on the Upper Eastern Shore of Chesapeake Bay. As of December 31, 1996, the Partnership had approximately 67,500 Subscribers(1) and served approximately 47,600 homes subscribing to cable service in 56 communities located in these five states. See "Description of the Partnership's Systems."

                 A cable television system receives television, radio and data signals at the system's "headend" site by means of over-the-air antennas, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed, primarily through coaxial and fiber optic distribution systems, to customers who pay a fee for this service. Cable television systems may also originate their own television programming and other information services for distribution through the system. Cable television systems generally are constructed and operated pursuant to non-exclusive franchises or similar licenses granted by local governmental authorities for a specified term of years.

                 The Systems offer customers various levels (or "tiers") of cable services consisting of broadcast television signals of local network, independent and educational stations, a limited number of television signals from so-called "super stations" originating from distant cities (such as WTBS and WGN), various satellite-delivered, non-broadcast channels (such as Cable News Network ("CNN"), MTV: Music Television ("MTV"), the USA Network ("USA"), ESPN, Turner Network Television ("TNT") and The Disney Channel), programming originated locally by the cable television system (such as public, educational and governmental access programs) and informational displays featuring news, weather, stock market and financial reports and public service announcements.
A number of the satellite services are also offered in certain packages. For an extra monthly charge, the Systems offer "premium" television services to their customers. These services (such as Home Box Office ("HBO"), Showtime and selected regional sports networks) are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption. See "Legislation and Regulation."

--------------------
(1) The Partnership reports subscribers for the Systems on an equivalent subscriber basis and, unless otherwise indicated, the term "SUBSCRIBERS" means equivalent subscribers, calculated by dividing aggregate basic service revenues by the average basic service rate within an operating entity, adjusted to reflect the impact of regulation. Basic service revenues include charges for basic programming, bulk and commercial accounts and certain specialized "packaged programming" services, including the appropriate components of new product tier revenue, and excluding premium television and non-subscription services. Consistent with past practices, Subscribers is an analytically derived number which is reported in order to provide a basis of comparison to previously reported data. The computation of Subscribers has been impacted by changes in service offerings made in response to the 1992 Cable Act. See "Description of the Partnership's Systems" for additional information about Subscribers and homes subscribing to cable service.

                 A customer generally pays an initial installation charge and fixed monthly fees for basic, expanded basic, other tiers of satellite services and premium programming services. Such monthly service fees constitute the primary source of revenues for the Systems. In addition to customer revenues, the Systems receive revenue from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. The Systems also offer to their customers home shopping services, which pay the Partnership a share of revenues from sales of products in the System's service areas, in addition to paying the system a separate fee in return for carrying their shopping service. Certain other new channels have also recently offered the Systems fees in return for carrying their service. Due to a lack of channel capacity available for adding new channels, the Systems' management cannot predict the impact of such potential payments on the Partnership's business. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

                 The Partnership was formed on February 17, 1989, began offering Units of limited partnership interests ("Units") for sale on May 15, 1989, and continued the offering through May 8, 1990. The Partnership sold a total of 71,879 Units. Prior to March 1993, the general partner of the General Partner was Falcon Holding Group, Inc., a California corporation ("FHGI"). In March 1993, a newly-formed entity, Falcon Holding Group, L.P. ("FHGLP"), was organized to effect the consolidation of the ownership of various cable television businesses previously operated by FHGI. In such consolidation, FHGLP became the general partner of the Partnership's sole general partner, Falcon Classic Cable Investors, L.P., (the "General Partner"), succeeding FHGI in that role. The management of FHGLP is substantially the same as that of FHGI. See Item 13., "Certain Relationships and Related Transactions."

                 The General Partner receives a management fee from the Partnership for managing the Partnership's cable television operations. See
Item 11., "Executive Compensation." For more detailed information, see the Amended and Restated Agreement of Limited Partnership of the Partnership dated as of May 15, 1989, as amended by the first amendment thereto (hereinafter collectively referred to as the "Partnership Agreement"), which are exhibits to this Annual Report on Form 10-K.

                 Led by Chairman of the Board and Chief Executive Officer, Marc
B. Nathanson, and President and Chief Operating Officer, Frank J. Intiso, the Partnership's senior management has on average over eighteen years of experience in the industry and has worked together for over a decade. Mr. Nathanson, a 27-year veteran of the cable business, is a member of the Executive Committee of the Board of Directors of the National Cable Television Association and a past winner of the prestigious Vanguard Award from the National Cable Television Association for outstanding contributions to the growth and development of the cable television industry. Mr. Intiso is an 18-year veteran of the cable industry. He is also Chairman of the California Cable Television Association and is active in various industry boards including the Board of the Community Antenna Television Association ("CATA"). The principal executive offices of the Partnership, and its general partner, FHGLP, are located at 10900 Wilshire Boulevard, 15th Floor, Los Angeles, California 90024, and their telephone number is (310) 824-9990.

RECENT DEVELOPMENTS

                 As previously disclosed in prior filings with the Securities and Exchange Commission (the "Commission"), the Partnership may, in the sole discretion of its General Partner, sell individual Systems and may also sell all or substantially all of the Partnership's assets to the General Partner or its affiliates. The Partnership Agreement provides that any such sale of Partnership assets to the General Partner or any of its affiliates must be made in cash pursuant to the "Appraisal Process." As previously reported, the Partnership commenced the Appraisal Process in August 1996 and received the results of the related appraisals in February 1997. As of the date of this Report, the General Partner has not made a decision as to whether or not it will further pursue the acquisition of any Partnership assets at this time. These matters are discussed more fully under the caption Item 13., "Certain Relationships and Related Transactions -- Appraisal Process" and in the Partnership's Current Reports on Form 8-K dated August 27, 1996, October 17, 1996 and February 6, 1997. Unitholders are urged to review the referenced materials carefully.

BUSINESS STRATEGY

                 The Partnership's business strategy has focused on serving small to medium-sized communities that have favorable demographic characteristics. The Partnership believes that given a similar technical profile, its cable television systems generally involve less risk of increased competition than systems in large urban cities. Cable television service is necessary in many of the Partnership's markets to receive a wide variety of broadcast and other television signals. In addition, these markets typically offer fewer competing entertainment alternatives than large cities. As a result, the Partnership's cable television systems generally have a more stable customer base than systems in large cities. Nonetheless, the Partnership believes that all cable operators will face increased competition in the future from alternative providers of multi-channel video programming services. See "- Competition."

                 Adoption of rules implementing certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") by the Federal Communications Commission (the "FCC") has had a negative impact on the Partnership's revenues and cash flow. These rules are subject to further amendment to give effect to the Telecommunications Act of 1996 (the "1996 Telecom Act"). See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                 Clustering

                 The Partnership has sought to acquire cable television operations in communities that are proximate to other owned or affiliated systems in order to achieve the economies of scale and operating efficiencies associated with regional "clusters." The Partnership believes clustering can reduce marketing and personnel costs and can also reduce capital expenditures in cases where cable service can be delivered through a central headend reception facility.

                 Capital Expenditures

                 The Partnership has invested in the rebuilding and upgrading of its Systems through prudent capital expenditure programs, to the extent financing and regulatory conditions have permitted. These rebuilds and upgrades have consisted primarily of replacing low capacity cable plant with new higher capacity fiber-optic trunk and feeder lines, adding headend electronics to increase channel capacity and addressable converters to permit system addressability, and reducing the number of headends in various regions through microwave network transmission links, fiber optic super trunk and improved reception equipment. However, as noted in "Description of the Partnership's Systems," many of the regions have almost no available channel capacity with which to add new channels or to further expand their use of pay-per-view offerings to customers. As a result, significant amounts of capital for future upgrades will be required in order to increase available channel capacity, improve quality of service and facilitate the expansion of new services such as advertising, pay-per-view, new unregulated tiers of satellite-delivered services and home shopping, so that the Systems remain competitive within the industry.

                 As discussed in prior reports, the Partnership postponed a number of rebuild and upgrade projects that were planned for 1994, 1995 and 1996 because of the uncertainty related to implementation of the 1992 Cable Act and the negative impact thereof on the Partnership's business and access to capital. The Partnership is also constrained in a material respect by the limitation on aggregate borrowing imposed by the Partnership Agreement. As a result of these factors, the Partnership's Systems are presently significantly less technically advanced than had been expected prior to the implementation of re-regulation. The Partnership believes that the delays in upgrading many of its Systems will, under present market conditions, most likely have an adverse effect on the value of those Systems compared to systems that have been rebuilt to a higher technical standard. Currently the Partnership's Systems have an average channel capacity of 46 channels, (substantially all of which is presently utilized), and approximately 62% of its customers are served
by Systems that utilize addressable technology.   The Partnership's management
has selected a technical standard that incorporates a 750 MHz fiber to the feeder architecture for the majority of all its Systems that are to be rebuilt. A system built to a 750 MHz standard can provide approximately 95 channels of analog service. Such a system will also permit the introduction of high speed data transmission and telephony services in the future after incurring incremental capital expenditures related to these services. As currently structured, however, the Partnership does not have access to the capital required to engage in any significant rebuild program. See "Technological Developments," "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                 Decentralized Management

                 The Partnership's five regions are managed on a decentralized basis. The Partnership believes that its decentralized management structure, by enhancing management presence at the system level, increases its sensitivity to the needs of its customers, enhances the effectiveness of its customer service efforts, eliminates the need for maintaining a large centralized corporate staff and facilitates the maintenance of good relations with local governmental authorities.

                 Marketing

                 The Partnership has made substantial changes in the way in which it packages and sells its services and equipment in the course of its implementation of the FCC's rate regulations promulgated under the 1992 Cable Act. Historically, the Partnership had offered four programming packages in its upgraded addressable systems. These packages combined services at a lower rate than the aggregate rates for such services purchased individually on an "a la carte" basis. The new rules require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. On November 10, 1994, the FCC announced the adoption of further significant amendments to its rules. One amendment allows cable operators to create new tiers of program services which the FCC has chosen to exclude from rate regulation, so long as the programming is new to the system. However, in applying this new policy to packages such as those already offered by the Partnership and numerous other cable operators, the FCC decided that where only a few services were moved from regulated tiers to a non-premium "new product tier" package, the package will be treated as if it were a tier of new program services as discussed above. Substantially all of the new product tier packages offered by the Partnership have received this desirable treatment. In addition, the FCC decided that discounted packages of non-premium programming services will be subject to rate regulation in the future. These amendments to the FCC's rules have allowed the Partnership to resume its core marketing strategy and reintroduce programmed service packaging. As a result, in addition to the basic service package, customers in substantially all of the Systems may purchase an expanded group of regulated services, additional unregulated packages of satellite-delivered services and premium services on either an a la carte or a discounted packaged basis. See "Legislation and Regulation."

                 The Partnership has employed a variety of targeted marketing techniques to attract new customers by focusing on delivering value, choice, convenience and quality. The Partnership employs direct mail, radio and local newspaper advertising, telemarketing and door-to- door selling utilizing demographic "cluster codes" to target specific messages to target audiences.
In many Systems, the Partnership offers discounts to customers who purchase premium services on a limited trial basis in order to encourage a higher level of service subscription. The Partnership also has a coordinated strategy for retaining customers that includes televised retention advertising that reinforces the value associated with the initial decision to subscribe and that encourages customers to purchase higher service levels.

                 Customer Service and Community Relations

                 The Partnership places a strong emphasis on customer service and community relations and believes that success in these areas is critical to its business. The Partnership has developed and implemented a wide range of monthly internal training programs for its employees, including its regional managers, that focus on the Partnership's operations and employee interaction with customers. The effectiveness of the Partnership's training program as it relates to the employees' interaction with customers is monitored on an on-going basis, and a portion of the regional managers' compensation is tied to achieving customer service targets. The Partnership also conducts an extensive customer survey on a periodic basis and uses the information in its efforts to enhance service and better address the needs of its customers. In addition, the Partnership is participating in the industry's Customer Service Initiative which emphasizes an on-time guarantee program for service and installation appointments. The Partnership's corporate executives and regional managers lead the Partnership's involvement in a number of programs benefiting the communities the Partnership serves, including, among others, Cable in the Classroom, Drug Awareness, Holiday Toy Drive and the Cystic Fibrosis Foundation. Cable in the Classroom is the cable television industry's public service initiative to enrich education through the use of commercial-free cable programming. In addition, a monthly publication, Cable in the Classroom magazine provides educational program listings by curriculum area, as well as feature articles on how teachers across the country use the programs.

DESCRIPTION OF THE PARTNERSHIP'S SYSTEMS

                 The Partnership's Systems are located as follows: Redmond, Oregon; Burke County, North Carolina; Somerset, Kentucky; Centreville, Maryland; and California City, California. The table below sets forth certain operating statistics as of December 31, 1996:

                                                                                           Average
                                                                                           Monthly
                                                                                           Revenue
                                      Homes                                                Per Home
                                   Subscribing                  Premium                  Subscribing
                        Homes        to Cable       Basic       Service      Premium       to Cable
Region                 Passed1       Service     Penetration2   Units3    Penetration4     Service5     Subscribers6
------                 ------        -------     -----------    -----     -----------      -------      -----------
Redmond, OR            7,252            3,516         48.5%        706          20.1%       $ 35.42          5,604
Burke County, NC      18,986           10,516         55.4%      4,614          43.9%       $ 39.50         15,615
Somerset, KY          22,060           19,296         87.5%      3,914          20.3%       $ 30.68         26,119
Centreville, MD       23,857           12,325         51.7%      7,440          60.4%       $ 36.77         18,197
California City, CA    2,858            1,922         67.2%        839          43.7%       $ 31.24          2,004
                      ------           ------                   ------                                      ------
Total                 75,013           47,575         63.4%     17,513          36.8%       $ 34.59         67,539
                      ======           ======                   ======                                      ======

         1 Homes passed refers to estimates by the Partnership of the approximate number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

         2 Homes subscribing to cable service as a percentage of homes passed by cable.

         3 Premium service units include only single channel services offered for a monthly fee per channel and do not include tiers of channels offered as a package for a single monthly fee. Prior to July 1, 1996, The Disney Channel was offered as a premium service. Effective July 1, 1996, it was offered as part of an unregulated tier of services. As a result, the number of reported premium service units was artificially reduced by this service offering change. The number of Disney Channel premium service units at June 30, 1996 was 1,688.

         4 Premium service units as a percentage of homes subscribing to cable service. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes for more than one premium service.

         5 Average monthly revenue per home subscribing to cable service has been computed based on revenue for the year ended December 31, 1996.

         6 The Partnership reports subscribers for the Systems on an equivalent subscriber basis and, unless otherwise indicated, the term "SUBSCRIBERS" means equivalent subscribers, calculated by dividing aggregate basic service revenues by the average basic service rate within an operating entity, adjusted to reflect the impact of regulation. Basic service revenues include charges for basic programming, bulk and commercial accounts and certain specialized "packaged programming" services, including the appropriate components of new product tier revenue, and excluding premium television and non-subscription services. Consistent with past practices, Subscribers is an analytically derived number which is reported in order to provide a basis of comparison to previously reported data. The computation of Subscribers has been impacted by changes in service offerings made in response to the 1992 Cable Act.

REDMOND, OREGON

                 The Redmond system serves the communities of Redmond and Terrebonne in Central Oregon and is the hub of the three cities in the tri-county region including Bend, Princeville and Madras, Oregon. The basic industries in the area include wood products, manufacturing, agriculture, tourism and recreation. Mt. Bachelor, a highly acclaimed ski resort, is located just outside of Bend. The trade area of the Redmond market district includes approximately 15,000 people. Expansion of the Redmond airport terminal was completed during 1993 and Wal-Mart opened a new facility in the community in August 1994. Ten thousand people live within the Redmond city limits and 96,000 live within the tri- county region. During 1995 and 1996, 26 and 24 miles, respectively, of cable plant were built in the region. During 1997, the Partnership intends to build 29 miles of new cable plant in this region. The growth in homes subscribing to cable service from the construction of plant passing new homes has, however, been offset by the loss of homes subscribing to cable service due to competition, primarily from a multi-channel multipoint distribution system, resulting in a net decrease in homes subscribing to cable service in 1995 and 1996. See " - Competition."

                 At December 31, 1996, the Redmond system had 3,516 homes subscribing to cable service and addressable technology was available to 100% of the customers of this region. The System offers 32 channels of programming which is 100% of capacity.

BURKE COUNTY, NORTH CAROLINA

                 The Burke system's service area extends along the Interstate 40 corridor of central North Carolina, approximately 70 miles northwest of Charlotte and 40 miles east of Asheville. The areas served by this system include unincorporated Burke County and the towns of Connelly Springs, Drexel, Glen Alpine, Rutherford College and Valdese. Certain portions of the System's service area are overbuilt with two other cable operators, giving rise to a highly competitive market. The primary industries in the area are furniture manufacturing and textiles, with other industries providing a diversified economic base.

                 In 1993, 24 hour pay-per-view was implemented in the Burke County system and local ad insertion capability was increased to four channels. In 1994, four more local ad insertion channels were added. In 1993, the System and the Burke County franchise authority joined forces and created a new informative program about the county to air on the Community Channel. In February 1994, taping of the program increased from two times a month to weekly.

                 At December 31, 1996, the Burke County System had 10,516 homes subscribing to cable service. This region is fed from one headend, and addressable technology is available to all customers. The System offers 43 channels of programming which are 100% utilized. During each of 1995 and 1996, three miles of cable plant were built in the region. The Partnership intends to add eight additional miles of cable plant in this region in 1997.

                 A fiber optic overlay project was completed in Burke County during 1995. This investment has improved picture quality and decreased service interruptions from power outages. Additional technical improvements have been made in plant electronics and converter reliability.

SOMERSET, KENTUCKY

                 The Somerset region serves the communities of Somerset, Burnside, Columbia, Eubank, McKinney, Ferguson, Science Hill and Laurel County, Kentucky. The adjacent communities of Somerset and Burnside, in Pulaski County, are considered to be the hub of commerce, industry, transportation and recreation in the region. The Kentucky office of tourism boasts the Lake Cumberland and Big South Fork National Recreation areas as a "water wonderland of vacation and fun." In addition to the local recreation and resort industry, many other industries located in the area provide for a well diversified economic base. They include pressed glassware, wood working, food processing, clothing manufacturing, compressor/air conditioning, charcoal briquettes manufacturing and boat manufacturing. Somerset is also home to the newly-opened Rural Development Center complex, associated with the University of Kentucky, which coordinates numerous activities, promotes linkages for local businesses to world-wide markets and provides a community cultural gathering place.

                 At December 31, 1996, the Somerset System had 19,296 homes subscribing to cable service and addressable technology was available to approximately 71% of the customers of this region. Approximately 20% of this System utilized approximately 72% of their available channel capacity; the remaining operations have fully utilized all of their channel capacity.

                 Fiber overlay projects have been completed in Columbia, Somerset and Burnside. The Somerset and Burnside operations have been tied together with fiber, thereby eliminating the Burnside head-end.

CENTREVILLE, MARYLAND

                 The Centreville, Maryland System serves Kent, Queen Anne's and Talbot Counties, located on the Upper Eastern Shore region of Chesapeake Bay. This region, known for its seafood and fishing industry, is also the ocean gateway to nearby resorts such as the Delaware beaches and Ocean City, Maryland. New residents continue to be attracted to this area by the peaceful setting and the many recreational activities the area has to offer. Many of these residents commute to nearby Annapolis or Baltimore, Maryland and Washington, D.C. During 1995, the regional office was relocated from Centreville to Grasonville, a community approximately 10 miles away. This new location offers the System greater access to its customers.

                 The cable system serving this area was built in 1982 and upgraded during 1990 and 1991. The System has one headend, six microwave sites, 650 miles of cable plant and 12,325 homes subscribing to cable service.
Channel capacity is approximately 61 channels, and the System offers 46 channels, including five premium channels. Addressable technology is not presently available to the customers of this region. The Partnership added an additional six miles of new cable plant in 1995 and 11 miles in 1996. During 1997, the Partnership intends to build five miles of new cable plant in this region.

                 Fiber overlay projects have been completed in Kent and Queen Annes County.

CALIFORNIA CITY, CALIFORNIA

                 The California City System is located 30 miles from the cities of Palmdale and Lancaster in the high desert of Southern California. The region is managed and operated by an affiliated company and is serviced out of the affiliate's satellite office located 15 miles from the System in the city of Mojave. At December 31, 1996, the System had 1,922 homes subscribing to cable service.

                 The Partnership added 10 miles of new cable plant during 1993, an additional 11 miles of plant in 1994, five miles of plant in 1995 and plans to add two miles of plant in 1997. In July of 1993, the Partnership completed a twelve mile fiber optic interconnect from the nearby North Edwards System (owned by the affiliated entity) to eliminate the previous California City headend. After the completion of the fiber optic interconnect, 20 channels were added and addressability was introduced to the region. The System offers 41 channels of programming which is 100% of capacity.

                 During 1994, previously purchased studio equipment was activated to bring live city council meetings as well as other government information to the customers of the community.

OTHER ACTIVITIES

                 The Partnership is engaged primarily in the business of owning, operating and developing cable television systems. The Partnership did not participate in any other activities in 1994, 1995 or 1996 and, based on its limited access to capital and the beginning of the Appraisal Process, does not anticipate undertaking any such activities in the foreseeable future. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

CUSTOMER RATES AND SERVICES

                 The Partnership's Systems offer customers packages of services that include the local area network, independent and educational television stations, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels (such as CNN, MTV, USA, ESPN, TNT and The

Disney Channel) and certain information and public access channels. For an extra monthly charge, the Systems provide certain premium television services, such as HBO, Showtime and regional sports networks. The Partnership also offers other cable television services to its customers, including pay-per-view programming and, in certain test markets, the Sega Channel. For additional charges, in most of the Systems, the Partnership also rents remote control devices and VCR compatible devices (devices that make it easier for a customer to tape a program from one channel while watching a program on another).

                 The service options offered by the Partnership vary from System to System, depending upon a System's channel capacity and viewer interests. Rates for services also vary from market to market and according to the type of services selected.

                 Prior to the adoption of the 1992 Cable Act, the Systems generally were not subject to any rate regulation, i.e., they were adjudged to be subject to effective competition under then-effective FCC regulations. The 1992 Cable Act, however, substantially changed the statutory and FCC rate regulation standards. Under the definition of effective competition provided for in the 1992 Cable Act, nearly all cable television systems in the United States have become subject to local rate regulation of basic service. The 1996 Telecom Act expanded the definition of effective competition to include situations in which a local telephone company, or anyone using its facilities, offers comparable video service by any means except direct broadcast satellite. In addition, the 1992 Cable Act eliminated the 5% annual basic rate increases previously allowed by the 1984 Cable Act without local approval; allows the FCC to review rates for nonbasic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable customers; prohibits cable television systems from requiring customers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; and adopted regulations to establish, on the basis of actual costs, the price for installation of cable television service, remote controls, converter boxes and additional outlets. The FCC implemented these rate regulation provisions on September 1, 1993, affecting all of the Partnership's Systems not deemed to be subject to effective competition under the FCC's definition. The FCC substantially amended its rate regulation rules on February 22, 1994 and again on November 10, 1994. The FCC will have to conduct a number of additional rule making proceedings in order to implement many of the provisions of the 1996 Telecom Act. See "Legislation and Regulation."

                 At December 31, 1996, the Partnership's monthly rates for basic cable service for residential customers of the Systems, excluding special senior citizen discount rates, ranged from $15.80 to $22.97 and premium service rates ranged from $10.95 to $11.95, excluding special promotions offered periodically in conjunction with the Partnership's marketing programs. A one-time installation fee, which the Partnership may wholly or partially waive during a promotional period, is usually charged to new customers. Prior to September 1, 1993, the Partnership generally charged monthly fees for additional outlets, converters, program guides and descrambling and remote control tuning devices. As described above, these charges have either been eliminated or altered by the implementation of rate regulation. Substantially all the Partnership's customers received a decrease in their monthly charges in July 1994 upon implementation of the FCC's amended rules. Commercial customers, such as hotels, motels and hospitals, are charged a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. Most multi-unit dwellings are offered a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

EMPLOYEES

                 At February 7, 1997, the Partnership had 89 full-time employees and 6 part-time employees, all of whom work in the regional offices. The Partnership believes that its relations with its employees are good.

TECHNOLOGICAL DEVELOPMENTS

                 As part of its commitment to customer service, the Partnership emphasizes high technical standards and prudently seeks to apply technological advances in the cable television industry to its Systems on the basis of cost effectiveness, capital availability, enhancement of product quality and service delivery, and industry wide acceptance. Currently, the Partnership's Systems have an average channel capacity of 46, and many of the Systems have fully used their present capacity. The Partnership believes that system upgrades would enable it to provide customers with greater programming diversity, better picture quality and alternative communications delivery systems made possible by the introduction of fiber optic technology and by the possible future application of digital compression. However, as previously discussed, the Partnership remains significantly limited in the number of Systems that can be rebuilt or upgraded due to, among other things, the adverse impact of the 1992 Cable Act on the Partnership's business and its access to capital. As a result, the Partnership expects to incur additional delays in the implementation of its technological development plan on a wide scale. See "Business Strategy - Capital Expenditures," "Legislation and Regulation" and
Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                 The use of fiber optic cable as an alternative to coaxial cable is playing a major role in expanding channel capacity and improving the performance of cable television systems. Fiber optic cable is capable of carrying hundreds of video, data and voice channels and, accordingly, its utilization is essential to the enhancement of a cable television system's technical capabilities. The Partnership's current policy is to utilize fiber optic technology in substantially all rebuild projects which it undertakes. The benefits of fiber optic technology over traditional coaxial cable distribution plant include lower per mile rebuild costs due to a reduction in the number of required amplifiers, the elimination of headends, lower ongoing maintenance and power costs and improved picture quality and reliability.

                 As of December 31, 1996, approximately 62% of the Partnership's customers were served by Systems that utilize addressable technology. Addressable technology permits the cable operator to activate from a central control point the cable television services to be delivered to a customer if that customer has also been supplied with an addressable converter box. To date, the Partnership has supplied addressable converter boxes to customers of the Systems utilizing addressable technology who subscribe to one or more premium services and, in selected regions, to customers who subscribe to certain new product tiers. As a result, if the System utilizes addressable technology and the customer has been supplied with an addressable converter box, the Partnership can upgrade or downgrade services immediately, without the delay or expense associated with dispatching a technician to the home. Addressable technology also reduces pay service theft, is an effective enforcement tool in collecting delinquent payments and allows the Partnership to offer pay-per-view services.

DIGITAL COMPRESSION

                 The Partnership has been closely monitoring developments in the area of digital compression, a technology which is expected to enable cable operators to increase the channel capacity of cable television systems by permitting a significantly increased number of video signals to fit in a cable television system's existing bandwidth. The Partnership believes that the utilization of digital compression technology in the future could enable the Partnership to increase channel capacity in certain Systems in a manner that could be more cost efficient than rebuilding such Systems with higher capacity distribution plant. The use of digital compression in the Systems also could expand the number and types of services these Systems offer and enhance the development of current and future revenue sources in these Systems. Equipment vendors are beginning to market products to provide this technology, but the Partnership's management has no plans to install it at this time based on the current technological profile of its Systems and its present understanding of the costs as compared to the benefits of the digital equipment currently available. This issue is under frequent management review.

PROGRAMMING

                 The Partnership has various contracts to obtain basic and premium programming for its Systems from program suppliers whose compensation is generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures or offer marketing support to the Partnership. Certain other new channels have also recently offered the Partnership's Systems fees in return for carrying their service. Due to a lack of channel capacity available for adding new channels, the Partnership's management cannot predict the impact of such potential payments on its business. The Partnership's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. The Partnership does not have long-term programming contracts for the supply of a substantial amount of its programming. Accordingly, no assurance can be given that the Partnership's programming costs will not increase substantially, or that other materially adverse terms will not be added to the Partnership's programming contracts. Management believes, however, that the Partnership's relations with its programming suppliers generally are good.

                 The Partnership's cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to basic customers, the requirements to carry channels under retransmission carriage agreements entered into with certain programming sources, increased costs to produce or purchase cable programming generally, inflationary increases and other factors. The 1996 retransmission carriage agreement negotiations resulted in the Partnership agreeing to carry one new service in its Somerset System, for which it will receive reimbursement of certain costs related to launching the service. All other negotiations were completed with essentially no change to the previous agreements. Under the FCC rate regulations, increases in programming costs for regulated cable services occurring after the earlier of March 1, 1994, or the date a system's basic cable service became regulated, may be passed through to customers. See "Legislation and Regulation - Federal Regulation - Carriage of Broadcast Television Signals." Generally, programming costs are charged among systems on a per customer basis.

FRANCHISES

                 Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and certain other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act. See "Legislation and Regulation."

                 As of December 31, 1996, the Partnership held 36 franchises. These franchises, all of which are non-exclusive, provide for the payment of fees to the issuing authority. Annual franchise fees imposed on the Partnership's systems range up to 5% of the gross revenues generated by a system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

                 The following table groups the franchises of the Partnership's Systems by date of expiration and presents the number of franchises for each group of franchises and the approximate number and percentage of homes subscribing to cable service for each group as of December 31, 1996.

                                                                           Number of                  Percentage
                                                                             Homes                     of Homes
                    Year of                    Number of                 Subscribing to             Subscribing to
           Franchise Expiration               Franchises                 Cable Service              Cable Service
           --------------------               -----------                -------------              -------------
           Prior to 1998                            4                        10,848                     22.8%
           1998-2002                               13                        21,889                     46.0%
           2003 and after                          19                        13,642                     28.7%
                                                   --                        ------                     ----

           Total                                   36                        46,379                     97.5%
                                                   ==                        ======                     ====

                 The Partnership operates cable television systems which serve multiple communities and, in some circumstances, portions of such Systems extend into jurisdictions for which the Partnership believes no franchise is necessary. In the aggregate, approximately 1,196 homes subscribing to cable service, comprising approximately 2.5% of the Partnership's customers, are served by unfranchised portions of such Systems. In general, the Partnership does not believe that the loss of any single franchise would cause a substantial reduction in the economies of scale discussed above. In certain instances, however, where a single franchise comprises a large percentage of the customers in an operating region, the loss of such franchise could decrease the economies of scale achieved by the Partnership's clustering strategy. The Partnership believes that it has satisfactory relationships with substantially all of its franchising authorities. The Partnership has never had a franchise revoked for any of its Systems and believes that it has satisfactory relationships with substantially all of its franchising authorities.

                 The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is withheld, the franchise authority must pay the operator the "fair market value" for the system covered by such franchise. In addition, the 1984 Cable Act establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. See "Legislation and Regulation."

COMPETITION

                 Cable television systems compete with other communications and entertainment media, including over the air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. In many areas, television signals which constitute a substantial part of basic service can be received by viewers who use their own antennas. Local television reception for residents of apartment buildings or other multi-unit dwelling complexes may be aided by use of private master antenna services. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and videodisk players. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable television system's ability to provide an even greater variety of programming than that available over the air or through competitive alternative delivery sources. In addition, certain provisions of the 1992 Cable Act and the 1996 Telecom Act are expected to increase competition significantly in the cable industry. See "Legislation and Regulation."

                 Individuals presently have the option to purchase earth stations, which allow the direct reception of satellite-delivered program services formerly available only to cable television subscribers. Most satellite-distributed program signals are being electronically scrambled to permit reception only with authorized decoding equipment for which the consumer must pay a fee. From time to time, legislation has been introduced in Congress which, if enacted into law, would prohibit the scrambling of certain satellite-distributed programs or would make satellite services available to private earth stations on terms comparable to those offered to cable systems. Broadcast television signals are being made available to owners of earth stations under the Satellite Home Viewer Copyright Act of 1988, which became effective January 1, 1989 for an initial six-year period. This Act establishes a statutory compulsory license for certain transmissions made by satellite owners to home satellite dishes, for which carriers are required to pay a royalty fee to the Copyright Office. This Act has been extended by Congress until December 31, 1999. The 1992 Cable Act enhances the right of cable competitors to purchase nonbroadcast satellite-delivered programming. See "Legislation and Regulation-Federal Regulation."

                 Television programming is now also being delivered to individuals by high-powered direct broadcast satellites ("DBS") utilizing video compression technology. This technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if multiple satellites are placed in the same orbital position. Video compression technology may also be used by cable operators in the future to similarly increase their channel capacity.
DBS service can be received virtually anywhere in the United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS service is being heavily marketed on a nationwide basis by several service providers.

                 Multichannel multipoint distribution systems ("MMDS") deliver programming services over microwave channels licensed by the FCC received by subscribers with special antennas. MMDS systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. To date, the ability of these so-called "wireless" cable services to compete with cable television systems has been limited by channel capacity constraints and the need for unobstructed line-of-sight over-the-air transmission. Although relatively few MMDS systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of MMDS and other wireless cable systems as alternative means of distributing video programming, including reallocating certain frequencies to these services and expanding the permissible use and eligibility requirements for certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 channels that could compete effectively with cable television. MMDS systems qualify for the statutory compulsory copyright license for the retransmission of television and radio broadcast stations. Several of the Regional Bell Operating Companies have begun to enter the MMDS business as a way of breaking into video programming delivery.

                 Additional competition may come from private cable television systems servicing condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television ("SMATV") systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas upon nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to the terms and conditions of access to those easements. There have been conflicting judicial decisions interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property. Further, while a franchised cable television system typically is obligated to extend service to all areas of a community regardless of population density or economic risk, a SMATV system may confine its operation to small areas that are easy to serve and more likely to be profitable. Under the 1996 Telecom Act, SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights-of-way. In some cases, SMATV operators may be able to charge a lower price than could a cable system providing comparable services and the FCC's regulations implementing the 1992 Cable Act limit a cable operator's ability to reduce its rates to meet this competition. Furthermore, the U.S. Copyright Office has tentatively concluded that SMATV systems are "cable systems" for purposes of qualifying for the compulsory copyright license established for cable systems by federal law.

                 The FCC has authorized a new interactive television service which will permit non-video transmission of information between an individual's home and entertainment and information service providers. This service will provide an alternative means for DBS systems and other video programming distributors, including television stations, to initiate the new interactive television services. This service may also be used by the cable television industry.

                 The FCC also has initiated a new rulemaking proceeding looking toward the allocation of frequencies in the 28 Ghz range for a new multi-channel wireless video service which could make 98 video channels available in a single market. It cannot be predicted at this time whether competitors will emerge utilizing such frequencies or whether such competition would have a material impact on the operations of cable television systems.

                 The 1996 Telecom Act eliminates the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as DBS, MMDS, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Telecom Act authorizes local telephone companies to operate "open video systems" without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Up to two-thirds of the channel capacity on an "open video system" must be available to programmers unaffiliated with the local telephone company. The open video system concept replaces the FCC's video dialtone rules. The 1996 Telecom Act also includes numerous provisions designed to make it easier for cable operators and others to compete directly with local exchange telephone carriers. With certain limited exceptions, neither a local exchange carrier nor a cable operator can acquire more than 10% of the other entity operating within its own service area.

                 Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry. The ability of cable systems to compete with present, emerging and future distribution media will depend to a great extent on obtaining attractive programming. The availability and exclusive use of a sufficient amount of quality programming may in turn be affected by developments in regulation or copyright law. See "Legislation and Regulation."

                 The cable television industry competes with radio, television and print media for advertising revenues. As the cable television industry continues to develop programming designed specifically for distribution by cable, advertising revenues may increase. Premium programming provided by cable systems is subject to the same competitive factors which exist for other programming discussed above. The continued profitability of premium services may depend largely upon the continued availability of attractive programming at competitive prices.

                           LEGISLATION AND REGULATION

                 The cable television industry is regulated by the FCC, some state governments and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by the Congress and various federal agencies have in the past, and may in the future, materially affect the Partnership and the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws. The Partnership believes that the regulation of its industry remains a matter of interest to Congress, the FCC and other regulatory authorities. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on the Partnership.

CABLE COMMUNICATIONS POLICY ACT OF 1984

                 The 1984 Cable Act became effective on December 29, 1984.
This federal statute, which amended the Communications Act of 1934 (the "Communications Act"), created uniform national standards and guidelines for the regulation of cable television systems. Violations by a cable television system operator of provisions of the Communications Act, as well as of FCC regulations, can subject the operator to substantial monetary penalties and other sanctions. Among other things, the 1984 Cable Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable television systems from operating without a franchise in such jurisdictions. In connection with new franchises, the 1984 Cable Act provides that in granting or renewing franchises, franchising authorities may establish requirements for cable- related facilities and equipment, but may not establish or enforce requirements for video programming or information services other than in broad categories. The 1984 Cable Act grandfathered, for the remaining term of existing franchises, many but not all of the provisions in existing franchises which would not be permitted in franchises entered into or renewed after the effective date of the 1984 Cable Act.

CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION ACT OF 1992

                 On October 5, 1992, Congress enacted the 1992 Cable Act. This legislation has effected significant changes to the legislative and regulatory environment in which the cable industry operates. It amends the 1984 Cable Act in many respects. The 1992 Cable Act became effective on December 4, 1992, although certain provisions, most notably those dealing with rate regulation and retransmission consent, became effective at later dates. The legislation required the FCC to conduct a number of rulemaking proceedings to implement various provisions of the statute. The 1992 Cable Act allows for a greater degree of regulation of the cable industry with respect to, among other things:
(i) cable system rates for both basic and certain nonbasic services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions;
(v) horizontal and vertical ownership of cable systems; (vi) customer service requirements; (vii) franchise renewals; (viii) television broadcast signal carriage and retransmission consent; (ix) technical standards; (x) customer privacy; (xi) consumer protection issues; (xii) cable equipment compatibility;
(xiii) obscene or indecent programming; and (xiv) requiring subscribers to subscribe to tiers of service other than basic service as a condition of purchasing premium services. Additionally, the legislation encourages competition with existing cable television systems by allowing municipalities to own and operate their own cable television systems without having to obtain a franchise; preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area; and prohibiting the common ownership of cable systems and co-located MMDS or SMATV systems. The 1992 Cable Act also precludes video programmers affiliated with cable television companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors.

                 A constitutional challenge to the must-carry provisions of the 1992 Cable Act is still ongoing. On April 8, 1993, a three- judge district court panel granted summary judgment for the government upholding the must-carry provisions. That decision was appealed directly to the U.S. Supreme Court which remanded the case back to the district court to determine whether there was adequate evidence that the provisions were needed and whether the restrictions chosen were the least intrusive. On December 12, 1995, the district court again upheld the must-carry provisions. The Supreme Court is reviewing the district court's decision.

                 On September 16, 1993, a constitutional challenge to the balance of the 1992 Cable Act provisions was rejected by the U.S. District Court in the District of Columbia which upheld the constitutionality of all but three provisions of the statute (multiple ownership limits for cable operators, advance notice of free previews for certain programming services and channel set-asides for DBS operators). On August 30, 1996, the U.S. Court of Appeals for the District of Columbia Circuit sustained the constitutionality of all provisions except for the multiple ownership limits and the limits on the number of channels which can be occupied by programmers affiliated with the cable operator, both of which are being challenged in a separate appeal.

TELECOMMUNICATIONS ACT OF 1996

                 On February 8, 1996, the President signed the 1996 Telecom Act into law. This statute substantially amended the Communications Act by, among other things, removing barriers to competition in the cable television and telephone markets and reducing the regulation of cable television rates. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain nonbasic programming services in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC is in the process of conducting a number of additional rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act. See "Business - Competition" and "Federal Regulation-Rate Regulation."

FEDERAL REGULATION

                 The FCC, the principal federal regulatory agency with jurisdiction over cable television, has heretofore promulgated regulations covering such areas as the registration of cable television systems, cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination cablecasting and sponsorship identification, children's programming, the regulation of basic cable service rates in areas where cable television systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. The 1992 Cable Act required the FCC to adopt additional regulations covering, among other things, cable rates, signal carriage, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, and various aspects of direct broadcast satellite system ownership and operation. The 1996 Telecom Act requires certain changes to various of these regulations. A brief summary of certain of these federal regulations as adopted to date follows.

                 RATE REGULATION

                 The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional nonbasic program tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the previous statutory and FCC rate regulation standards. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable systems were not subject to local rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. The 1996 Telecom Act expands the definition of effective competition to cover situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS. Satisfaction of this test deregulates both basic and nonbasic tiers. Additionally, the 1992 Cable Act required the FCC to adopt a formula, for franchising authorities to enforce, to assure that basic cable rates are reasonable; allowed the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allows the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act limits the class of complainants regarding nonbasic tier rates to franchising authorities only and ends FCC regulation of nonbasic tier rates on March 31, 1999.

                 The FCC adopted rules designed to implement the 1992 Cable Act's rate regulation provisions on April 1, 1993, and then significantly amended them on February 22 and November 10, 1994. The FCC's regulations contain standards for the regulation of basic and nonbasic cable service rates (other than per-channel or per-program services). The rules have been further amended several times. Local franchising authorities and/or the FCC are empowered to order a reduction of existing rates which exceed the maximum permitted level for either basic and/or nonbasic cable services and associated equipment, and refunds can be required. The rate regulations adopt a benchmark price cap system for measuring the reasonableness of existing basic and nonbasic service rates. Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met such as not moving services from existing tiers to the new tier. These provisions currently provide limited benefit to the Partnership's systems due to the lack of channel capacity previously discussed. There is also a streamlined cost-of-service methodology available to justify a rate increase on basic and regulated nonbasic tiers for "significant" system rebuilds or upgrades.

                 Franchising authorities have become certified by the FCC to regulate the rates charged by the Partnership for basic cable service and for associated basic cable service equipment. In addition, three of the Partnership's franchising authorities have filed complaints with the FCC regarding the rates charged for nonbasic cable service.

                 The Partnership has adjusted its regulated programming service rates and related equipment and installation charges in substantially all of its systems so as to bring these rates and charges into compliance with the applicable benchmark or equipment and installation cost levels. The Partnership also implemented a program in substantially all of its systems under which a number of the Partnership's satellite-delivered and premium services are now offered individually on a per channel (i.e., a la carte) basis, or as a group at a discounted price. A la carte services were not subject to the FCC's rate regulations under the rules originally issued to implement the 1992 Cable Act.

                 The FCC, in its reconsideration of the original rate regulations, stated that it was going to take a harder look at the regulatory treatment of such a la carte packages on an ad hoc basis. Such packages which are determined to be evasions of rate regulation rather than true enhancements of subscriber choice will be treated as regulated tiers and, therefore, subject to rate regulation. There have been no FCC rulings related to systems owned by the Partnership. There have been three rulings, however, on such packages offered by affiliated partnerships managed by FHGLP. In one case, the FCC's Cable Services Bureau ruled that a nine-channel a la carte package was an evasion of rate regulation and ordered this package to be treated as a regulated tier. In the second case, a seven-channel a la carte package was ordered to be treated as a regulated tier. In the third case, a six-channel package was held not to be an evasion, but rather is to be considered an unregulated new product tier under the FCC's November 10, 1994 rule amendments. The deciding factor in all of the FCC's decisions related to a la carte tiers appears to be the number of channels moved from regulated tiers, with six or fewer channels being deemed not to be an evasion. Almost all of the Partnership's systems moved six or fewer channels to a la carte packages. Under the November 10, 1994 amendments, any new a la carte package created after that date will be treated as a regulated tier, except for packages involving traditional premium services (e.g., HBO).

                 On March 11, 1993, the FCC adopted regulations pursuant to the 1992 Act which require cable systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable systems that do not have such technical capability is available until a cable system obtains the capability, but not later than December 2002.

                 CARRIAGE OF BROADCAST TELEVISION SIGNALS

                 The 1992 Cable Act contained new signal carriage requirements. These rules allow commercial television broadcast stations which are "local" to a cable system, i.e., the system is located in the station's Area of Dominant Influence, to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station.
Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50 mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems will have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," i.e., commercial satellite-delivered independent stations such as WTBS. The Partnership has thus far not been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The Partnership has, however, agreed to carry some services in specified markets pursuant to retransmission consent arrangements which it believes are comparable to those entered into by most other large cable operators, and for which it pays monthly fees to the service providers, as it does with other satellite providers. The second election between must-carry and retransmission consent for local commercial television broadcast stations was October 1, 1996, and the Partnership has agreed to carry one new service in its Somerset System pursuant to these retransmission consent arrangements. The next election between must-carry and retransmission consent for local commercial television broadcast stations will be October 1, 1999.

                 NONDUPLICATION OF NETWORK PROGRAMMING

                 Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or nonsimultaneous network programming of a distant station when such programming has also been contracted for by the local station on an exclusive basis.

                 DELETION OF SYNDICATED PROGRAMMING

                 FCC regulations enable television broadcast stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable system to delete or "black out" such programming from other television stations which are carried by the cable system. The extent of such deletions will vary from market to market and cannot be predicted with certainty. However, it is possible that such deletions could be substantial and could lead the cable operator to drop a distant signal in its entirety. The FCC also has commenced a proceeding to determine whether to relax or abolish the geographic limitations on program exclusivity contained in its rules, which would allow parties to set the geographic scope of exclusive distribution rights entirely by contract, and to determine whether such exclusivity rights should be extended to noncommercial educational stations. It is possible that the outcome of these proceedings will increase the amount of programming that cable operators are requested to black out. Finally, the FCC has declined to impose equivalent syndicated exclusivity rules on satellite carriers who provide services to the owners of home satellite dishes similar to those provided by cable systems.

                 FRANCHISE FEES

                 Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable system's annual gross revenues. Under the 1996 Telecom Act, franchising authorities may not exact franchise fees from revenues derived from telecommunications services. Franchising authorities are also empowered in awarding new franchises or renewing existing franchises to require cable operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations.

                 RENEWAL OF FRANCHISES

                 The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchisees against arbitrary denials of renewal. While these formal procedures are not mandatory unless timely invoked by either the cable operator or the franchising authority, they can provide substantial protection to incumbent franchisees. Even after the formal renewal procedures are invoked, franchising authorities and cable operators remain free to negotiate a renewal outside the formal process. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements.

                 The 1992 Cable Act makes several changes to the process under which a cable operator seeks to enforce his renewal rights which could make it easier in some cases for a franchising authority to deny renewal. While a cable operator must still submit its request to commence renewal proceedings within thirty to thirty-six months prior to franchise expiration to invoke the formal renewal process, the request must be in writing and the franchising authority must commence renewal proceedings not later than six months after receipt of such notice. The four-month period for the franchising authority to grant or deny the renewal now runs from the submission of the renewal proposal, not the completion of the public proceeding. Franchising authorities may consider the "level" of programming service provided by a cable operator in deciding whether to renew. For alleged franchise violations occurring after December 29, 1984, franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. Rather, the franchising authority is estopped if, after giving the cable operator notice and opportunity to cure, it fails to respond to a written notice from the cable operator of its failure or inability to cure. Courts may not reverse a denial of renewal based on procedural violations found to be "harmless error."

                 CHANNEL SET-ASIDES

                 The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. While the 1984 Cable Act allowed cable operators substantial latitude in setting leased access rates, the 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC.

                 COMPETING FRANCHISES

                 Questions concerning the ability of municipalities to award a single cable television franchise and to impose certain franchise restrictions upon cable television companies have been considered in several recent federal appellate and district court decisions. These decisions have been somewhat inconsistent and, until the U.S. Supreme Court rules definitively on the scope of cable television's First Amendment protections, the legality of the franchising process and of various specific franchise requirements is likely to be uncertain. It is not possible at the present time to predict the constitutionally permissible bounds of cable franchising and particular franchise requirements. However, the 1992 Cable Act, among other things, prohibits franchising authorities from unreasonably refusing to grant franchises to competing cable television systems and permits franchising authorities to operate their own cable television systems without franchises.

                 OWNERSHIP

                 The 1996 Telecom Act repealed the 1984 Cable Act's prohibition against local exchange telephone companies ("LECs") providing video programming directly to customers within their local telephone exchange service areas. However, with certain limited exceptions, a LEC may not acquire more than a 10% equity interest in an existing cable system operating within the LEC's service area. The 1996 Telecom Act also authorized LECs and others to operate "open video systems" without obtaining a local cable franchise. See "Competition."

                 The 1984 Cable Act and the FCC's rules prohibit the common ownership, operation, control or interest in a cable system and a local television broadcast station whose predicted grade B contour (a measure of a television station's signal strength as defined by the FCC's rules) covers any portion of the community served by the cable system. The 1996 Telecom Act eliminates the statutory ban and directs the FCC to review its rule within two years. Common ownership or control has historically also been prohibited by the FCC (but not by the 1984 Cable Act) between a cable system and a national television network. The 1996 Telecom Act eliminated this prohibition. Finally, in order to encourage competition in the provision of video programming, the FCC adopted a rule prohibiting the common ownership, affiliation, control or interest in cable television systems and MMDS facilities having overlapping service areas, except in very limited circumstances. The 1992 Cable Act codified this restriction and extended it to co-located SMATV systems. Permitted arrangements in effect as of October 5, 1992 are grandfathered. The 1996 Telecom Act exempts cable systems facing effective competition from the MMDS and SMATV restriction. In addition, a cable operator can purchase a SMATV system serving the same area and technically integrate it into the cable system. The 1992 Cable Act permits states or local franchising authorities to adopt certain additional restrictions on the ownership of cable television systems.

                 Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable systems which a single cable operator can own. In general, no cable operator can have an attributable interest in cable systems which pass more than 30% of all homes nationwide. Attributable interests for these purposes include voting interests of 5% or more (unless there is another single holder of more than 50% of the voting stock), officerships, directorships and general partnership interests. The FCC has stayed the effectiveness of these rules pending the outcome of the appeal from the U.S. District Court decision holding the multiple ownership limit provision of the 1992 Cable Act unconstitutional.

                 The FCC has also adopted rules which limit the number of channels on a cable system which can be occupied by programming in which the entity which owns the cable system has an attributable interest. The limit is 40% of the first 75 activated channels.

                 EEO

                 The 1984 Cable Act includes provisions to ensure that minorities and women are provided equal employment opportunities within the cable television industry. The statute requires the FCC to adopt reporting and certification rules that apply to all cable system operators with more than five full-time employees. Pursuant to the requirements of the 1992 Cable Act, the FCC has imposed more detailed annual EEO reporting requirements on cable operators and has expanded those requirements to all multichannel video service distributors. Failure to comply with the EEO requirements can result in the imposition of fines and/or other administrative sanctions, or may, in certain circumstances, be cited by a franchising authority as a reason for denying a franchisee's renewal request.

                 PRIVACY

                 The 1984 Cable Act imposes a number of restrictions on the manner in which cable system operators can collect and disclose data about individual system customers. The statute also requires that the system operator periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable operator is found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys' fees and other costs. Under the 1992 Cable Act, the privacy requirements are strengthened to require that cable operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.

                 FRANCHISE TRANSFERS

                 The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

                 REGISTRATION PROCEDURE AND REPORTING REQUIREMENTS

                 Prior to commencing operation in a particular community, all cable television systems must file a registration statement with the FCC listing the broadcast signals they will carry and certain other information. Additionally, cable operators periodically are required to file various informational reports with the FCC.

                 TECHNICAL REQUIREMENTS

                 Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has revised such standards and made them applicable to all classes of channels which carry downstream National Television System Committee (NTSC) video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 Mhz and 225-400 Mhz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage. Periodic testing by cable operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Telecom Act, local franchising authorities may not prohibit, condition or restrict a cable system's use of any type of subscriber equipment or transmission technology.

                 The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable systems and consumer electronics equipment. These regulations, inter alia, generally prohibit cable operators from scrambling their basic service tier and from changing the infrared codes used in their existing customer premises equipment. This latter requirement could make it more difficult or costly for cable operators to upgrade their customer premises equipment and the FCC has been asked to reconsider its regulations. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable systems, and to rely on the marketplace. The FCC must adopt rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable systems and other multichannel video programming distributors.

                 POLE ATTACHMENTS

                 The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they regulate the rates, terms and conditions of cable television pole attachments. A number of states and the District of Columbia have certified to the FCC that they regulate the rates, terms and conditions for pole attachments. In the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised. The 1996 Telecom Act directs the FCC to adopt a new rate formula for any attaching party, including cable systems, which offer telecommunications services. This new formula will result in significantly higher attachment rates for cable systems which choose to offer such services.

                 OTHER MATTERS

                 FCC regulation pursuant to the Communications Act, as amended, also includes matters regarding a cable system's carriage of local sports programming; restrictions on origination and cablecasting by cable system operators; application of the fairness doctrine and rules governing political broadcasts; customer service; obscenity and indecency; home wiring and limitations on advertising contained in nonbroadcast children's programming.

                 The 1996 Telecom Act establishes a process for the creation and implementation of a "voluntary" system of ratings for video programming containing sexual, violent or other "indecent" material and directs the FCC to adopt rules requiring most television sets manufactured in the United States or shipped in interstate commerce to be technologically capable of blocking the display of programs with a common rating. The 1996 Telecom Act also requires video programming distributors to employ technology to restrict the reception of programming by persons not subscribing to those channels. In the case of channels primarily dedicated to sexually-oriented programming, the distributor must fully block reception of the audio and video portion of the channels; a distributor that is unable to comply with this requirement may only provide such programming during a "safe harbor" period when children are not likely to be in the audience, as determined by the FCC. This provision has been temporarily stayed while certain programmers seek Supreme Court review on constitutional grounds. With respect to other kinds of channels, the 1996 Telecom Act only requires that the audio and video portions of the channel be fully blocked, at no charge, upon request of the person not subscribing to the channel.

                 COPYRIGHT

                 Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried, and the location of the cable system with respect to over-the-air television stations. Any future adjustment to the copyright royalty rates will be done through an arbitration process supervised by the U.S. Copyright Office.

                 Cable operators are liable for interest on underpaid and unpaid royalty fees, but are not entitled to collect interest on refunds received for overpayment of copyright fees.

                 The Copyright Office has commenced a proceeding aimed at examining its policies governing the consolidated reporting of commonly owned and contiguous cable television systems. The present policies governing the consolidated reporting of certain cable television systems have often led to substantial increases in the amount of copyright fees owed by the systems affected. These situations have most frequently arisen in the context of cable television system mergers and acquisitions. While it is not possible to predict the outcome of this proceeding, any changes adopted by the Copyright Office in its current policies may have the effect of reducing the copyright impact of certain transactions involving cable company mergers and cable television system acquisitions.

                 Various bills have been introduced into Congress over the past several years that would eliminate or modify the cable television compulsory license. Without the compulsory license, cable operators would have to negotiate rights from the copyright owners for all of the programming on the broadcast stations carried by cable systems. Such negotiated agreements would likely increase the cost to cable operators of carrying broadcast signals. The 1992 Cable Act's retransmission consent provisions expressly provide that retransmission consent agreements between television broadcast stations and cable operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster's signal.

                 Copyrighted music performed in programming supplied to cable television systems by pay cable networks (such as HBO) and basic cable networks (such as USA Network) is licensed by the networks through private agreements with the American Society of Composers and Publishers ("ASCAP") and BMI, Inc. ("BMI"), the two major performing rights organizations in the United States.
As a result of extensive litigation, both ASCAP and BMI now offer "through to the viewer" licenses to the cable networks which cover the retransmission of the cable networks' programming by cable systems to their customers.

                 Copyrighted music performed by cable systems themselves on local origination channels, in advertisements inserted locally on cable networks, et cetera, must also be licensed. A blanket license is available from BMI. Cable industry negotiations with ASCAP are still in progress.

STATE AND LOCAL REGULATION

                 Because a cable television system uses local streets and rights-of-way, cable television systems are subject to state and local regulation, typically imposed through the franchising process. State and/or local officials are usually involved in franchise selection, system design and construction, safety, service rates, consumer relations, billing practices and community related programming and services.

                 Cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchise operator fails to comply with material provisions. Although the 1984 Cable Act provides for certain procedural protections, there can be no assurance that renewals will be granted or that renewals will be made on similar terms and conditions. Franchises usually call for the payment of fees, often based on a percentage of the system's gross customer revenues, to the granting authority. Upon receipt of a franchise, the cable system owner usually is subject to a broad range of obligations to the issuing authority directly affecting the business of the system. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. The 1984 Cable Act places certain limitations on a franchising authority's ability to control the operation of a cable system operator and the courts have from time to time reviewed the constitutionality of several general franchise requirements, including franchise fees and access channel requirements, often with inconsistent results. On the other hand, the 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the area of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multichannel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable television systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments.

                 The specific terms and conditions of a franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. Cable franchises generally contain provisions governing charges for basic cable television services, fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable services provided. The 1996 Telecom Act prohibits a franchising authority from either requiring or limiting a cable operator's provision of telecommunications services.

                 Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility.

                 The foregoing does not purport to describe all present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable television industry can be predicted at this time.

ITEM 2.          PROPERTIES

                 The Partnership owns substantially all of the assets related to its cable television operations, including its program production equipment, headend equipment (towers, antennae, electronic equipment and satellite earth stations), cable plant (distribution equipment, amplifiers, customer drops and hardware), converters, test equipment, tools and maintenance equipment and vehicles.

                 The Partnership generally leases the real estate on which its business offices, microwave receiving antennae, microwave towers, warehouses, headend facilities and other related equipment are located. Management believes that the Partnership's leased properties are suitable for such purposes. The Partnership paid approximately $91,000 pursuant to all such leases for the year ended December 31, 1996, which leases expire at various dates through 2008.

ITEM 3.          LEGAL PROCEEDINGS

                 The Partnership is a party to various legal proceedings. Such legal proceedings are ordinary and routine litigation proceedings that are incidental to the Partnership's business and management believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect on the financial condition of the Partnership.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 Not Applicable.

                                    PART II

ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

                 The following summarizes certain provisions of the Partnership Agreement. All statements made below and elsewhere in this Report on Form 10-K with respect to the Partnership Agreement are qualified in their entirety by reference to the Partnership Agreement, a copy of which is filed as an exhibit hereto. Capitalized terms that are not otherwise defined are used as defined in the Partnership Agreement.

LIQUIDITY

                 While the Partnership's equity securities, which consist of Units of limited partnership interests, are publicly held, there is no established trading market for the Units and it is not expected that such a market will develop. The approximate number of equity security holders of record was 6,206 as of February 1, 1997. In addition to restrictions on the transferability of Units contained in the Partnership Agreement, the transferability of Units is affected by restrictions on resales imposed by federal or state law.

DISTRIBUTIONS

                 The Partnership will distribute all Cash Available for Distributions, if any, within 45 days after the end of each calendar month.
The limited partners will receive 99% and the General Partner will receive 1% of all Cash Available for Distributions. "Cash Available for Distributions" means for any month (i) the sum of Gross Revenues for such month, (ii) less the sum of all expenses for such month (prior to the deduction of interest and depreciation and amortization expenses but including management fees and general partner expenses) calculated in accordance with generally accepted accounting principles, (iii) less any reasonable increase in amounts reserved (or plus any decrease in amounts reserved) for payment by the General Partner for capital expenditures of the Partnership, (iv) less amounts accrued by the General Partner for such month for interest on borrowings of the Partnership and (v) less increases in reserves (or plus decreases in reserves) established by the General Partner in such month for principal payments on borrowings of for obligations or other contingent liabilities of the Partnership. No such distributions have been made since April 15, 1994. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                 Distributions of Other Distributable Funds, if any, will be made 45 days after the end of each calendar month for which there are Other Distributable Funds. Distributions of Other Distributable Funds will be made 99% to limited partners who own Units which have been issued and outstanding for at least one year and 1% to the General Partner. Such distributions to limited partners will be made pro rata based on the number of such Units held by each limited partner. "Other Distributable Funds" for any month means any borrowings designated by the General Partner to fund cash distributions to Partners for such month.

                 The average distributions to Unitholders amounted to $99.09 per Unit in 1991, $100.28 per Unit in 1992, $84.86 per Unit in 1993 and $11.31
per Unit in 1994. The distributions made during 1993 consisted of approximately $5.7 million of Cash Available for Distributions (described above) and $476,000 from borrowings. There were no borrowings required to fund any portion of the distributions paid in 1994. Cash Available for Distributions differs from cash provided by operating activities due to increases and decreases, over the prior year, of receivables, payables, and other assets and liabilities.

                 The limited partners will receive 99% and the General Partner will receive 1% of distributions of Available Sale Proceeds until the limited partners have received Payback. After the limited partners have received Payback, the limited partners will receive 75% and the General Partner will receive 25% of Available Sale Proceeds. The term "Available Sales Proceeds" means all cash receipts of the Partnership, net of any repayments of outstanding indebtedness, from any sale or refinancing of Partnership assets less such amounts deemed necessary by the General Partner for payments of or reserves for any expenses, contingencies, obligations or capital expenditures of the Partnership and less any proceeds reinvested pursuant to the terms of the Partnership Agreement. "Payback" means, with respect to any limited partner, aggregate cash distributions to the limited partner equal to such limited partner's capital contributions plus the 11% Preferred Return per year computed on such limited partner's Adjusted Capital Contribution. The term "11% Preferred Return" means an 11% per annum (cumulative but not compounded) cash return based on each limited partner's Adjusted Capital Contribution and calculated with respect to any Units from the date of the closing in which such Units were first issued by the Partnership.

                 The "Adjusted Capital Contribution" of a limited partner on which the Payback and the 11% Preferred Return are calculated is the limited partner's capital contribution reduced by the aggregate of cash distributions distributed to the limited partners which is in excess of the amount required to satisfy any 11% Preferred Return. To the extent the Partnership generates cash in excess of the 11% Preferred Return, which is not presently expected, the General Partner intends to apply such excess to retirement of debt. With respect to any limited partner, the 11% Preferred Return will be calculated from the date of the closing of the sale of Units in which such limited partner's Units were first issued by the Partnership.

                 The Partnership Agreement limits borrowings incurred to make distributions to partners to not more than 10% of Gross Proceeds (as defined) from the public offering of the Units (approximately $7.2 million). As of December 31, 1996, the Partnership had incurred an aggregate of approximately $5.4 million in borrowings to make distributions to partners. As noted above, the Partnership suspended distributions subsequent to the April 15, 1994 payment.

ITEM 6.          SELECTED FINANCIAL DATA

                 Set forth below is selected financial data of the Partnership for the five years ended December 31, 1996. This data should be read in conjunction with the Partnership's financial statements included in Item 8 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

                                                                      Year ended December 31,
                                                -------------------------------------------------------------------
OPERATIONS STATEMENT DATA                         1992           1993           1994         1995            1996
                                                -------        -------        -------      --------        --------
  Revenues                                      $14,496        $16,785        $17,382      $ 18,363        $ 19,826
  Costs and expenses                             (7,923)        (9,578)        (9,497)      (10,100)        (10,316)
  Depreciation and amortization                  (7,942)        (8,404)        (8,924)       (8,526)         (7,712)
                                                -------        -------        -------      --------        --------
  Operating income (loss)                        (1,369)        (1,197)        (1,039)         (263)          1,798
  Interest expense, net                          (1,026)        (1,519)        (1,776)       (2,010)         (1,813)
  Other expense                                       -              -              4             -               -
                                                -------        -------        -------      --------        --------
  Net loss                                      $(2,395)       $(2,716)       $(2,811)     $ (2,273)       $    (15)
                                                =======        =======        =======      ========        ========


  Distributions to partners                    $  7,281        $ 6,163        $   821       $     -        $      -
                                               ========        =======        =======       =======        ========
  PER UNIT OF LIMITED PARTNERSHIP INTEREST:
    Net loss                                   $ (32.98)       $(37.41)       $(38.71)      $(31.30)       $  (0.21)
                                               ========        =======        =======       =======        ========
    Distributions                               $100.28        $ 84.86        $ 11.31       $     -        $      -
                                               ========        =======        =======       =======        ========
OTHER OPERATING DATA
  Net cash provided by operating
  activities                                     $5,822        $ 6,169        $ 6,090       $ 6,486        $  6,747
  EBITDA(1)                                       6,573          7,207          7,885         8,263           9,510
  EBITDA to revenues                              45.3%          42.9%          45.4%         45.0%           48.0%
  Total debt to EBITDA                             2.7x           3.1x           2.9x          3.3x            2.6x
  Capital expenditures                           $5,115        $ 3,889        $ 3,982       $ 5,713        $  3,033

                                                                           As of December 31,
                                             ------------------------------------------------------------------------
BALANCE SHEET DATA                                 1992           1993           1994           1995          1996
                                             ------------------------------------------------------------------------
  Total assets                                  $67,936        $63,807        $60,060       $62,959         $59,334
  Total long-term debt                           18,000         22,300         22,500        27,000          24,300
  Total liabilities                              22,344         27,062         26,939        32,111          28,501
  Partners' equity                               45,592         36,745         33,121        30,848          30,833

-----------------
       (1) Operating income before depreciation and amortization. The Partnership measures its financial performance by its EBITDA, among other items. Based on its experience in the cable television industry, the Partnership believes that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. This is evidenced by the covenants in the primary debt instruments of the Partnership, in which EBITDA-derived calculations are used as a measure of financial performance. EBITDA should not be considered by the reader as an alternative to net income as an indicator of the Partnership's financial performance or as an alternative to cash flows as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

                 On February 8, 1996, President Clinton signed into law the 1996 Telecom Act. This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act, including certain of the rate regulation provisions previously imposed by the 1992 Cable Act. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. However, in accordance with the FCC's regulations, the Partnership will be able to increase regulated service rates in the future in response to inflation and specified historical and anticipated cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance. See "Legislation and Regulation" and "- Liquidity and Capital Resources."

                 This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs, the possible sale of assets by the Partnership and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership, as discussed more fully elsewhere in this Report.

RECENT DEVELOPMENTS

                 As previously reported, the Partnership commenced the Appraisal Process in August 1996 and received the results of the related appraisals in February 1997. As of the date of this Report, the General Partner has not made a decision as to whether or not it will further pursue the acquisition of any Partnership assets at this time. These matters are discussed more fully under the caption Item 13., "Certain Relationships and Related Transactions -- Appraisal Process" and in the Partnership's Current Reports on Form 8-K dated August 27, 1997, October 17, 1997 and February 6, 1997. Unitholders are urged to review the referenced materials carefully.

RESULTS OF OPERATIONS

                 1996 COMPARED TO 1995

                 The Partnership's revenue increased from $18.4 million to $19.8 million, or by 8.0%, during 1996 compared to 1995. Of the $1.4 million increase, approximately $1.2 million was due to increases in regulated service rates implemented in the second quarter of 1995 and throughout 1996, $215,000 was due to the restructuring of The Disney Channel from a premium channel to a tier channel on July 1, 1996, $219,000 was due to programmer incentives and $93,000 was due to increases in advertising sales. These increases were partially offset by revenue decreases of $264,000, primarily due to reductions in the number of subscriptions for premium cable services. As of December 31, 1996, the Partnership had approximately 47,580 homes subscribing to cable service and 17,510 premium service units. The decrease of 5,400 premium units from December 31, 1995 was due in part to approximately 1,700 Disney premium units that became tier subscriptions under the restructuring discussed above.

                 Service costs remained relatively unchanged at approximately $6 million during 1996 compared to 1995. Service costs represent costs directly attributable to providing cable services to customers.

                 General and administrative expenses increased from $2.6 million to $2.7 million, or by 4.9%, during 1996 compared with 1995. Of the $128,000 increase, $51,000 was due to increases in insurance cost, $30,000 was due to increases in compliance costs associated with re- regulation by the FCC and $47,000 was due to increases in other expenses.

                 General Partner management fees and reimbursed expenses remained constant as a percent of revenue at 8.0%, and increased from $1.5 million to $1.6 million during 1996 compared with 1995.

                 Depreciation an amortization expenses decreased from $8.5 million to $7.7 million, or by 9.5%, during 1996 compared with 1995. The $814,000 decrease was due primarily to certain assets becoming fully amortized in 1996.

                 An operating loss of $263,000 for 1995 became operating income of $1.8 million for 1996. The $2.1 million increase in operating income during 1996 compared with 1995 was due primarily to increased revenues and decreases in depreciation an amortization expense.

                 Net interest expense, including the effects of interest rate hedging agreements, decreased from $2 million to $1.8 million, or by 9.8%, during 1996 compared to 1995. The $197,000 decrease was due primarily to interest income earned on higher cash balances offset by an increase in interest expense due to higher average debt balances (because the $5.6 million borrowed on December 29, 1995 was not outstanding during 1995). The hedging agreements resulted in higher interest expense of $19,000 and $117,000 for the years ended December 31, 1995 and 1996, respectively.

                 Due to the factors described above, the Partnership's net loss decreased from $2.3 million to $15,000 during 1996 compared to 1995.

                 1995 COMPARED TO 1994

                 The Partnership's revenues increased from $17.4 million to $18.4 million, or by 5.6%, during 1995 compared to 1994. Of the $981,000 increase, approximately $691,000 was due to increases in the number of subscriptions for services, $414,000 was due to an increase in regulated service rates implemented during April 1995, $73,000 was due to an increase in premium service rates implemented during December 1994, $38,000 was due to increases in advertising sales and $28,000 was due to commissions earned from the Home Shopping Network. These increases were partially offset by rate decreases implemented in 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $279,000. As of December 31, 1995, the Partnership had approximately 47,960 homes subscribing to cable service and 22,920 premium service units.

                 Service costs increased from $5.3 million to $6 million, or by 14.4%, during 1995 compared to 1994. Service costs represent costs directly attributable to providing cable services to customers. The $761,000 increase in service costs was primarily related to an increase of $529,000 in programming (including primary satellite fees), an increase of $156,000 in property taxes, an increase of $49,000 in copyright fees and an increase of $42,000 in franchise fees. The increase in programming expense was due to a combination of higher rates charged by program suppliers and expanded programming usage relating to channel line-up restructuring and retransmission consent arrangements implemented to comply with the 1992 Cable Act.

                 General and administrative expenses decreased from $2.8 million to $2.6 million, or by 8.4%, during 1995 compared with 1994. The $236,000 decrease was primarily related to decreases of $121,000 in costs associated with marketing activities, decreases of $54,000 in costs associated with advertising sales and decreases of $50,000 in bad debts.

                 General Partner management fees and reimbursed expenses remained constant as a percent of revenue (8%), and increased from $1.4 million to $1.5 million during 1995 compared with 1994.

                 Depreciation and amortization expenses decreased from $8.9 million to $8.5 million, or by 4.5%, during 1995 compared with 1994. The $398,000 decrease was primarily due to the acceleration of depreciation on certain assets retired in 1994.

                 Operating loss decreased from $1.0 million to $263,000, or by 74.7%, during 1995 compared with 1994. The $776,000 decrease was due primarily to increased revenues and to decreases in costs associated with marketing activities and in reduced depreciation and amortization expenses, partially offset by increases in programming fees and property taxes.

                 Net interest expense, including the effects of interest rate hedging agreements, increased from $1.8 million to $2 million, or by 13.2%, during 1995 compared to 1994. The $234,000 increase was due primarily to higher interest rates. The hedging agreements resulted in additional interest expense of $82,000 and $19,000 for the years ended December 31, 1994 and 1995, respectively.

                 Due to the factors described above, the Partnership's net loss decreased from $2.8 million to $2.3 million during 1995 compared to 1994.

LIQUIDITY AND CAPITAL RESOURCES

                 The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow generated from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to possible improvement and upgrade of its Systems. The Partnership relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing Systems. The Partnership has encountered liquidity difficulties due in part to the adverse effects of the 1992 Cable Act and new competitive pressures resulting from both technological advances as well as from the 1996 Telecom Act which will require that material amounts of capital be invested in the Partnership's Systems. As previously reported, in response to the FCC's amended rate regulation rules, distributions to Unitholders were discontinued subsequent to the April 15, 1994 payment in order to preserve cash resources. The Partnership also delayed the majority of its rebuild and upgrade capital expenditure programs that had been scheduled for 1994, 1995 and 1996 in order to preserve liquidity. See "Legislation and Regulation."

                 The Partnership's access to capital remains severely constrained primarily due to the limitations imposed by the Partnership Agreement. This limitation on indebtedness, which is discussed below, is at odds with the need to increase leverage and to spend approximately $35 million to rebuild and upgrade the Partnership's Systems (of which approximately $650,000 is mandated by franchise agreements). The Partnership spent an aggregate of approximately $3 million in 1996 for all capital expenditures, including approximately $220,000 to begin the upgrade of a portion of one System, which represented the minimum level of expenditures that management believes were necessary in 1996 to comply with franchise authority and FCC technical requirements. As a result, the Partnership's Systems are significantly less technically advanced than had been expected prior to the implementation of re-regulation. The Partnership believes that the delays in upgrading many of its systems will, under present market conditions, most likely have an adverse affect on the value of those systems compared to systems that have been rebuilt to a higher technical standard.

                 On December 29, 1995, the Partnership borrowed $5.6 million under its Bank Credit Agreement because the revolving credit portion of that facility was scheduled to convert to a term loan on December 31, 1995. The Partnership's management believes that the Partnership's anticipated cash resources and cash flow from operations in 1997 will be sufficient to fund its capital expenditure plans (as adjusted) and the required principal payments on its debt of $4.1 million scheduled for 1997.

                 As of December 31, 1996, the amount outstanding under the Partnership's amended Bank Credit Agreement was $24.3 million. As discussed above, the Partnership had no additional borrowings available to it. At December 31, 1996, such borrowings bore interest at an average rate of 7.8% (including the effect of interest rate swap transactions). The Bank Credit Agreement also contains various restrictions relating to, among other things, mergers and acquisitions, investments, capital expenditures, a change in control and the incurrence of additional indebtedness and also requires compliance with certain financial covenants. Management believes that the Partnership was in compliance with all such requirements as of December 31, 1996. The Bank Credit Agreement requires principal repayments of $4.1 million in 1997 and $5.4 million in 1998.

                 The Partnership Agreement provides that without the approval of a majority of interests of limited partners, the Partnership may not incur any borrowings unless the amount of such borrowings together with all outstanding borrowings does not exceed 30% of the greater of the aggregate cost or current fair market value of the Partnership's assets as determined by the General Partner. As discussed above, in order to spend the appropriate amount of capital to rebuild and upgrade the Partnership's systems, this provision of the Partnership Agreement would need to be amended to significantly increase the Partnership's leverage because the Partnership's management does not believe that it will be able to fund future rebuild requirements entirely from cash resources and operating cash flow.

                 The Partnership's management agreement with the General Partner requires deferral of the payment of up to 50% of the management fees, without interest, unless Adjusted Operating Cash (as defined) for such month exceeds a 10% annualized return calculated with respect to outstanding Partnership Units. To the extent that Adjusted Operating Cash exceeds such amount, the General Partner may recover previously deferred fees, without interest. In compliance with these provisions, the General Partner received its standard management fee for 1996 and recovered $900,000 in previously deferred management fees. The Partnership presently anticipates that Adjusted Operating Cash in the first quarter of 1997 will exceed the 10% requirement thereby permitting the Partnership to pay the remaining $276,000 deferred fees to the General Partner.

                 The Partnership Agreement also limits borrowings incurred to make distributions to partners to not more than 10% of Gross Proceeds from the public offering of the Units (approximately $7.2 million). As of December 31, 1996, the Partnership had incurred an aggregate of approximately $5.4 million in borrowings to make distributions to partners. The Partnership discontinued distributions subsequent to the April 15, 1994 payments.

                 1996 VS 1995

                 Cash provided by operating activities increased from $6.5 million to $6.7 million, or by $261,000, for the year ended December 31, 1996 compared to 1995. The increase resulted from a decrease in the net loss of $2.3 million, $814,000 of which resulted from a decrease in non-cash depreciation and amortization; and from a decrease of $1.2 million in other operating items (receivables, prepaid expenses and other assets, cable materials, equipment and supplies, payables, accrued expenses and customer deposits and prepayments), which includes the $900,000 decrease in deferred management fees discussed above.

                 Cash used in investing activities decreased by $2.8 million during 1996 compared to 1995, primarily due to a decrease in capital expenditures. Cash used by financing activities increased $7.2 million because of increased net repayment of debt of $2.7 million during 1996 compared to net borrowings of $4.5 million during 1995.

                 Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 45.0% to 48.0% during 1996 compared to 1995. The increase was primarily caused by increased revenues, as described above. EBITDA increased from $8.3 million to $9.5 million, or by 15.1%, during 1996 compared to 1995.

                 1995 VS. 1994

                 Cash provided by operating activities increased from $6.1 million to $6.5 million, or by $396,000, for the year ended December 31, 1995 compared to 1994. The increase resulted from an increase of $248,000 in other operating items (receivables, prepaid assets, cable materials, equipment and supplies, payables, accrued expenses and customer deposits and prepayments) and a decrease of $538,000 in the net loss partially reduced by a decrease in non-cash depreciation and amortization charges of $390,000.

                 Cash used in investing activities increased by $1.9 million during 1995 compared to 1994, due to a $1.7 million increase in capital expenditures and a $132,000 increase in intangible assets. Cash provided by financing activities increased $6 million due to a $4.3 million increase in net borrowings and the absence of any distributions paid to partners in 1995 versus the $1.7 million paid in 1994.

                 Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 45.4% to 45.0% during 1995 compared to 1994. The decrease was primarily caused by increases in programming costs and other expenses in excess of increased revenues, as described above. EBITDA increased from $7.9 million to $8.3 million during 1995 compared to 1994.

RECENT ACCOUNTING PRONOUNCEMENTS

                 In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such cases, impairment losses are to be recorded, based on estimated fair value, which would generally approximate discounted cash flows. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted Statement 121 in the first quarter of 1996, the effects of which were not material.

INFLATION

                 Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way, provided that it is able to increase its service rates periodically, of which there can be no assurance. See "Legislation and Regulation."

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                 The financial statements and related financial information required to be filed hereunder are indexed on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                 Not applicable.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 The Partnership Agreement provides that the General Partner shall manage the business and affairs of the Partnership. The business and affairs of the General Partner are managed by its general partner, FHGLP. FHGI serves as the sole general partner of FHGLP. As such, FGHI is responsible for the management of the business and operations of the Partnership. The officers and directors are subject to certain conflicts of interest relating to time and services devoted to the Partnership. See Item 13., "Certain Relationships and Related Transactions - Conflicts of Interest."

EXECUTIVE OFFICERS AND DIRECTORS

                 The directors and executive officers of FHGI and Falcon Cable Group, the operating division of FHGLP, are:

Name                                 Age         Position
-----------------                    ---         -----------------------------------------------------------
Marc B. Nathanson                    51          Chairman of the Board, Chief Executive Officer and Director
                                                 of FHGI
Frank J. Intiso                      50          President and Chief Operating Officer
Stanley S. Itskowitch                58          Executive Vice President, General Counsel and Director of
                                                 FHGI
Michael K. Menerey                   45          Chief Financial Officer and Secretary
Joe A. Johnson                       52          Executive Vice President - Operations
Jon W. Lunsford                      37          Vice President - Finance and Corporate Development


                 The following sets forth certain biographical information with respect to the directors and executive officers of FHGI and Falcon Cable Group:

MARC B. NATHANSON, 51, has been Chairman of the Board and Chief Executive Officer of FHGI and its predecessors since 1975, and prior to September 19, 1995 also served as President. Prior to 1975, Mr. Nathanson was Vice President of Marketing for Teleprompter Corporation, then the largest MSO in the United States. He also held executive positions with Warner Cable and Cypress Communications Corporation. He is a former President of the California Cable Television Association and a member of Cable Pioneers. He is currently a Director of the National Cable Television Association ("NCTA") and serves on its Executive Committee. At the 1986 NCTA convention, Mr. Nathanson was honored by being named the recipient of the Vanguard Award for outstanding contributions to the growth and development of the cable television industry. Mr. Nathanson is a 27-year veteran of the cable television industry. He is a founder of the Cable Television Administration and Marketing Society ("CTAM") and the Southern California Cable Television Association. Mr. Nathanson has also served as Chairman of the Board, Chief Executive Officer and President of Enstar Communications Corporation ("Enstar") since October 1988. Mr. Nathanson is also a Director of T.V. Por Cable Nacional, S.A. de C.V. and Chairman of the Board and Chief Executive Officer of Falcon International Communications, LLC ("FIC"), a separately capitalized affiliated company whose members and management also include certain limited partners and management of FHGLP. Mr. Nathanson was appointed by President Clinton and confirmed by the U.S. Senate for a three year term on the Board of Governors of International Broadcasting of the United States Information Agency.

FRANK J. INTISO, 50, was appointed President and Chief Operating Officer of FHGI in September 1995, and between 1982 and that date held the positions of Executive Vice President and Chief Operating Officer. Mr. Intiso is responsible for the day-to-day operations of all cable television systems under the management of Falcon Cable Group, and has served as President and Chief Operating Officer of Falcon Cable Group since its inception, and has also served as Executive Vice President and as a Director of Enstar since October 1988. Mr. Intiso has a Masters Degree in Business Administration from the University of California, Los Angeles and is a Certified Public Accountant. He serves as Chair of the California Cable Television Association and is on the boards of the Cable Advertising Bureau, Cable in the Classroom, Community Antenna Television Association and California Cable Television Association. He is a member of the American Institute of Certified Public Accountants, the American Marketing Association, the American Management Association and the Southern California Cable Television Association.

STANLEY S. ITSKOWITCH, 58, has been a Director of FHGI and its predecessors since 1975, and Senior Vice President and General Counsel from 1987 to 1990 and has been Executive Vice President and General Counsel since February 1990. He has been President and Chief Executive Officer of F.C. Funding, Inc. (formerly Fallek Chemical Company), which is a marketer of chemical products, since 1980. He is a Certified Public Accountant and a former tax partner in the New York office of Touche Ross & Co. (now Deloitte & Touche LLP). He has a J.D. Degree and an L.L.M. Degree in Tax from New York University School of Law. Mr. Itskowitch has also served as Senior Vice President or Executive Vice President and as a Director of Enstar since October 1988. Mr. Itskowitch is also Executive Vice President and General Counsel of FIC.

MICHAEL K. MENEREY, 45, has been Chief Financial Officer and Secretary of FHGI and its predecessors since 1984 and has been Chief Financial Officer and Secretary of Falcon Cable Group since its inception. Mr. Menerey is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants, and he was formerly associated with BDO Seidman. Mr. Menerey has also served as Chief Financial Officer, Secretary and as a Director of Enstar since October 1988.

JOE A. JOHNSON, 52, has been Executive Vice President of Operations of FHGI since September 1995, and between January 1992 and that date was a Senior Vice President of Falcon Cable Group. He was a Divisional Vice President of FHGI between 1989 and 1992 and a Divisional Vice President of Falcon Cable Group from its inception until 1992. From 1982 to 1989, he held the positions of Vice President and Director of Operations for Sacramento Cable Television, Group W Cable of Chicago and Warner Amex. From 1975 to 1982, Mr. Johnson held Cable System and Regional Manager positions with Warner Amex and Teleprompter.

JON W. LUNSFORD, 37, has been Vice President - Finance and Corporate Development of FHGI since September 1994. From 1991 to 1994, he served as Director of Corporate Finance at Continental Cablevision, Inc. Prior to 1991, Mr. Lunsford was a Vice President with Crestar Bank.

OTHER OFFICERS OF FALCON

The following sets forth, as of December 31, 1995, certain biographical information with respect to additional members of the management of Falcon Cable Group:

LYNNE A. BUENING, 43, has been Vice President of Programming of Falcon Cable Group since November 1993. From 1989 to 1993, she served as Director of Programming for Viacom Cable, a division of Viacom International Inc. Prior to that, Ms. Buening held programming and marketing positions in the cable, broadcast and newspaper industries.

OVANDO COWLES, 43, has been Vice President of Advertising Sales and Production of Falcon Cable Group since January 1992. From 1988 to 1991, he served as a Director of Advertising Sales and Production at Cencom Cable Television in Pasadena, California. He was an Advertising Sales Account Executive at Choice

Television from 1985 to 1988. From 1983 to 1985, Mr. Cowles served in various sales and advertising positions.

ABEL CRESPO, 37, has been Controller of Falcon Cable Group since January 1997. Mr. Crespo joined Falcon in December 1984 and has held various accounting positions during that time, most recently that of Senior Assistant Controller. Mr. Crespo holds a Bachelor of Science degree in Business Administration from California State University, Los Angeles.

HOWARD J. GAN, 50, has been Vice President of Regulatory Affairs of FHGI and its predecessors since 1988 and Vice President of Regulatory Affairs of Falcon Cable Group since its inception. He was General Counsel at Malarkey-Taylor Associates, a Washington, D.C.-based telecommunications consulting firm, from 1986 to 1988. Mr. Gan was Vice President and General Counsel at the Cable Television Information Center from 1978 to 1983. In addition, he was an attorney and an acting Branch Chief of the Federal Communications Commission's Cable Television Bureau from 1975 to 1978.

R.W. ("SKIP") HARRIS, 49, has been Vice President of Marketing of Falcon Cable Group since June 1991. He is a member of the CTAM Premium Television Committee. Mr. Harris was National Director of Affiliate Marketing for the Disney Channel from 1985 to 1991. He was also a sales manager, regional marketing manager and director of marketing for Cox Cable Communications from 1978 to 1985.

JOAN SCULLY, 61, has been Vice President of Human Resources of FHGI and its predecessors since May 1988 and Vice President of Human Resources Falcon Cable Group since its inception. From 1987 to May 1988, she was self-employed as a Management Consultant to cable and transportation companies. She served as Director of Human Resources of a Los Angeles based cable company from 1985 through 1987. Prior to that time, she served as a human resource executive in the entertainment and aerospace industries. Ms. Scully holds a Masters Degree in Human Resources Management from Pepperdine University.

MICHAEL D. SINGPIEL, 49, was appointed Vice President of Operations of Falcon Cable Group in March 1996. Mr. Singpiel joined Falcon in October 1992 as Divisional Vice President of Falcon's Eastern Division. From 1990 to 1992, Mr. Singpiel was Vice President of C-Tec Cable Systems in Michigan. Mr. Singpiel held various positions with Comcast in New Jersey and Michigan from 1980 to 1990.

RAYMOND J. TYNDALL, 49, has been Vice President of Engineering of Falcon Cable Group since October 1989. From 1975 to September 1989, he held various technical positions with Choice TV and its predecessors. From 1967 to 1975, he held various technical positions with Sammons Communications. He is a certified National Association of Radio and Television Engineering ("NARTE") engineer in lightwave, microwave, satellite and broadband.

                 In addition, Falcon Cable Group has six Divisional Vice Presidents who are based in the field. They are Ron L. Hall, Michael E. Kemph, Nicholas A. Nocchi, Larry L. Ott, Robert S. Smith and Victor A. Wible.

ADVISORY COMMITTEE AND CONFLICTS COMMITTEE

                 The General Partner has formed an eight member Advisory Committee, members of which are non-employees. Members of the Advisory Committee are appointed by the General Partner and can be removed only by a vote of a majority of the Advisory Committee. Members meet periodically to review the operations of the Partnership and to advise management. The unaffiliated members of the Advisory Committee constitute the Conflicts Committee and may be called upon from time to time to review activities, policies and practices of the Partnership dealing with all matters about which conflicts of interest may arise.

               The following individuals have been appointed to the Advisory
Committee:

                 Marc B. Nathanson. Mr. Nathanson has been Chairman of the Board and Chief Executive Officer of FHGI or its predecessors since 1975, and prior to September 19, 1995 also served as President.

                 Frank J. Intiso. Mr. Intiso was appointed President and Chief Operating Officer of FHGI in 1995 and between 1982 and that date he held the positions of Executive Vice President and Chief Operating Officer of FHGI or its predecessors.

                 Burt I. Harris. Mr. Harris is President and Chief Executive Officer of Harriscope Corporation, which controls the ownership and operations of KWHY-TV, Los Angeles, California. He is a former President and Chairman of Harris Cable Corporation and a former Vice- Chairman of Warner Cable. He has been a member of the National Cable Television Association (NCTA) for over 25 years and was Chairman of the NCTA from 1976 to 1977. In 1979, he was presented with "The Vanguard Award," the highest recognition of an individual in the cable television industry. He is also a director of various corporations and, prior to its dissolution in August 1996, was also a member of the Advisory Committee for Falcon Cable Systems Company.

                 Henry Winkler. Mr. Winkler is a principal of Winkler/Daniels Productions, as well as an actor and a director. Mr. Winkler earned popular and critical acclaim for his portrayal of "The Fonz" on ABC-TV's "Happy Days" for ten seasons (1974-84). Since 1979, he has been involved with several different entities, including Winkler/Daniels, which produces feature films and television programming, including the hit series "Sightings." Additionally, Mr. Winkler has been honorary chairman of United Friends of the Children and national chairman of the annual Toys for Tots campaign. He holds a Bachelor of Arts degree from Emerson College and a Master of Fine Arts degree from the Yale School of Drama.

                 Peter L. S. Currie. Mr. Currie is Senior Vice President and Chief Financial Officer of Netscape Communications Corporation. Prior to joining Netscape, Mr. Currie served as Executive Vice President and Chief Financial Officer of McCaw Cellular Communications, a leading provider of wireless communications services. Before that, he was a principal in the Investment Banking Division of Morgan Stanley & Co., Incorporated.

                 Mark E. Buchman. Mr. Buchman, a business consultant, was President and Chief Executive Officer of Liberty Bank, Honolulu, Hawaii, until July 1994. Previously he was President and Chief Executive Officer of the Bank of Los Angeles. Mr. Buchman was appointed President and Chief Executive Officer of the Government National Mortgage Association by President Reagan and served in this capacity from 1988 to 1989. Mr. Buchman served as Executive Vice President/Division Manager, Corporate Banking for Union Bank from 1982 to 1988. Mr. Buchman was associated with Manufacturers Hanover Bank for twenty years, the majority of which he spent in the International Division in the Asian/Pacific area. While at Manufacturers Hanover, Mr. Buchman's positions included serving as the bank's Far Eastern Representative in Tokyo and the Asian Banking Group's Senior Vice President and Division Manager. Mr. Buchman is a graduate of the University of Pennsylvania and completed the Advanced Management Program at the Harvard Graduate School of Business Administration.

                 John K. Van de Kamp. Mr. Van de Kamp is of counsel in the Los Angeles office of the Law Firm of Dewey Ballantine and is a member of the California Bar. He is also President of the Thoroughbred Owners of California. From 1983 to 1991, Mr. Van de Kamp served as the California Attorney General. From 1975 to 1983, Mr. Van de Kamp served as Los Angeles County District Attorney. From 1971 to 1975, Mr. Van de Kamp served as first Federal Public Defender, Central District of California, Los Angeles. In 1970, Mr. Van de Kamp served as Special Assistant to the President's Commission on Campus Unrest (the Scranton Commission). From 1966 to 1967, Mr. Van de Kamp served as United States Attorney, Central District of California, Los Angeles. From 1960 to 1966, Mr. Van de Kamp served as Assistant United States Attorney, Chief of the Criminal Division, Chief Assistant U.S. Attorney, Los Angeles. Mr. Van de Kamp is a graduate of Dartmouth College. Mr. Van de Kamp received a J. D. degree from the Stanford University School of Law.

                 Ned S. Robertson. Mr. Robertson has been an attorney since 1971 and is currently a partner in the law firm of Aronberg Goldgehn Davis & Garmisa in Chicago, Illinois. Mr. Robertson received a bachelor of arts degree from Hobart College in 1967, majoring in political science, and his Juris doctorate from IIT Chicago-Kent College of Law in 1971. He has published several articles on estate planning and family business issues and has lectured on these subjects. He is a past chairman of the Medical Research Institute Council, an organization that raised substantial funds for research at Michael Reese Hospital and Medical Center, Chicago, Illinois. Mr. Robertson is a member of the Illinois State Bar Association, the Chicago Bar Association and the Chicago Estate Planning Council. He is also Chairman of Division 1 of the Trust Law Committee of the Chicago Bar Association and a member of the Franchise Advisory Board to the Illinois Attorney General. Mr. Robertson's law firm has provided legal counsel to affiliates of Falcon.

                 The Partnership Agreement provides that members of the Advisory Committee will not be liable to the Partnership or the Limited Partners for certain acts or omissions. See Item 13., "Certain Relationships and Related Transactions-Fiduciary Responsibility and Indemnification of the General Partner." Non-employee members of the Advisory Committee are paid $5,000 per annum, plus reimbursement of expenses.

ITEM 11.         EXECUTIVE COMPENSATION

                 The following summarizes compensation, fees and distributions that may or will be paid by the Partnership to the General Partner and FHGLP. For more detailed information, see the Partnership Agreement.

MANAGEMENT FEE

                 FHGLP, pursuant to the Partnership Agreement, manages all aspects of daily operations of the Partnership's systems, including engineering, maintenance, programming, advertising, marketing and sales programs, preparation of financial reports, budgets and reports to governmental and regulatory agencies and liaison with federal, state and local government officials. FHGLP is entitled to receive a management fee (the "Management Fee") equal to 5% of the Partnership's Gross Operating Revenues. "Gross Operating Revenues" means the total revenues derived by the Partnership but does not include interest income or Available Sale Proceeds. However, during any month commencing after 18 months from the initial closing of the sale of Units, up to 50% of the Management Fee will not be paid currently unless Adjusted Operating Cash for the month exceeds the Subordination Amount for that month. "Adjusted Operating Cash" means for any month (i) the sum of gross revenues for such month, (ii) less the sum of all expenses of the Partnership for such month (other than depreciation and amortization expenses, the Management Fee and interest expense) calculated in accordance with generally accepted accounting principles, (iii) less, for any month beginning with the first full calendar month commencing 42 months after the initial closing of the sale of Units, interest accrued by the General Partner for such month for all interest on borrowings of the Partnership and (iv) less 50% of the Management Fee attributable to such month.

                 "Subordination Amount" means for any month, a 10% annualized return, calculated with respect to Units in each month by determining 0.833% of the Adjusted Capital Contribution attributable to each Unit on the last day of such month, but calculated only with respect to Units issued and outstanding for more than 12 months. To the extent Adjusted Operating Cash for any month exceeds the Subordination Amount for that month, FHGLP will be entitled to recover deferred Management Fees, if any. In addition, if Payback is achieved (which is not presently expected), then the Partnership may pay the unpaid balance of Management Fees for all prior periods. If Payback is not achieved, the Partnership will not be required to pay the unpaid Management Fees. For the year ended December 31, 1996, the management fees and reimbursed expenses totaled $1.6 million, all of which was paid currently in cash in accordance with the Partnership Agreement. In addition, in accordance with the Partnership Agreement the Partnership also paid $900,000 of fees to the General Partner that had been deferred in prior years to give effect to the amount of Adjusted Operating Cash realized.

PARTICIPATION IN DISTRIBUTIONS

                 The General Partner is entitled to share in distributions from, and profits and losses in, the Partnership. See Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters."

DISPOSITION FEES AND EXPENSES

                 A disposition fee equal to 1% of the sale price received by the Partnership for the sale of cable systems to unaffiliated third parties is payable to FHGLP provided that no such fee shall be paid unless and until the Limited Partners have received a return of their total capital contributions and a cumulative (but not compounded) six percent annual return on their Adjusted Capital Contributions. The Partnership will reimburse the General Partner and FHGLP for certain disposition expenses whether or not a cable system is, in fact, disposed of and regardless of the limit on General Partner Expenses, except that certain expenses of the General Partner itself may be subject to limitations on reimbursement. In case of cable systems disposed of by the Partnership in exchange for other cable systems and cash, the disposition fee will be paid only with respect to the cash (or cash equivalents such as promissory notes) portion of the sale price. No disposition fee will be paid on sales of cable systems to the General Partner or any of its affiliates.

ACQUISITION FEES AND EXPENSES

                 An acquisition fee equal to 1% of the purchase price paid to sellers of cable systems acquired by the Partnership from unaffiliated third parties is payable to FHGLP. The Partnership will reimburse the General Partner and FHGLP for acquisition expenses incurred in connection with the investigation and analysis of acquisitions whether or not a cable system is, in fact, acquired and regardless of any limit on General Partner Expenses. No acquisition fee will be paid with respect to acquisitions made with reinvested Available Sale Proceeds. "Available Sales Proceeds" means all cash receipts of the Partnership, net of any repayments of outstanding indebtedness, from any sale or refinancing of partnership assets less such amounts deemed necessary by the General Partner for payments of or reserves for any expenses, contingencies, obligations or capital expenditures of the Partnership and less any proceeds reinvested pursuant to the terms of the Partnership Agreement. In the case of cable systems acquired by the Partnership in exchange for other cable systems and cash, the acquisition fee will be paid only with respect to the cash (or cash equivalents such as Partnership promissory notes) portion of the purchase price.

GENERAL PARTNER EXPENSES AND MANAGEMENT EXPENSES

                 The Partnership will reimburse the General Partner and FHGLP for certain direct and indirect expenses incurred on behalf of the Partnership in connection with the administration of the Partnership and management of the Partnership's cable systems in an amount up to 3% of Gross Operating Revenues. The foregoing cumulative limitation on General Partner Expenses and Management Expenses does not apply to Acquisition Expenses or Disposition Expenses. The expenses subject to reimbursement include all direct and indirect expenses (including legal and accounting fees, overhead and travel and communication expenses) incurred by FHGLP in connection with the management of the cable systems of the Partnership, or any successor manager of such systems. "Acquisition Expenses" means expenses, including any brokerage fees or commissions, legal fees or expenses, the cost of any credit reports, appraisals, consulting fees or miscellaneous expenses (including travel and communications expenses) incurred by the General Partner or FHGLP in connection with services rendered in acquiring cable systems, whether or not acquired, pursuant to the Partnership Agreement or the Management Agreement.
"Disposition Expenses" means any brokerage fees or commissions, legal fees or expenses, the cost of any credit reports, appraisals, consulting fees or miscellaneous expenses (including travel and communications expenses) incurred by the General Partner or FHGLP in connection with services rendered in disposing of or refinancing cable systems pursuant to the Partnership Agreement. General Partner Expenses and Management Expenses reimbursed by the Partnership will be usual and customary expenses for services provided.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 As of March 3, 1997, the common stock of FHGI was owned as follows: 78.5% by Falcon Cable Trust, a grantor trust of which Marc B. Nathanson is trustee and he and members of his family are beneficiaries; 20% by Greg A. Nathanson; and 1.5% by Stanley S. Itskowitch. In 1989, FHGI issued to Hellman & Friedman Capital Partners, A California Limited Partnership ("H&F"), a $1,293,357 convertible debenture due 1999 convertible under certain circumstances into ten percent of the common stock of FHGI and entitling H&F to elect one director to the board of directors of FHGI. H&F elected Marc B. Nathanson pursuant to such right. In 1991 FHGI issued to Hellman & Friedman Capital Partners II, A California Limited Partnership ("H&FII"), additional convertible debentures due 1999 in the aggregate amount of $2,006,198 convertible under certain circumstances into approximately 6.3% of the common stock of FHGI and entitling H&FII to elect one director to the board of directors of FHGI. As of March 3, 1997, H&FII had not exercised this right. FHGLP also held 12.1% of the interests in the General Partner, and Falcon Cable Trust, Frank Intiso and H&FII held 58.9%, 12.1% and 16.3% of the General Partner, respectively. Such interests entitle the holders thereof to an allocable share of cash distributions and profits and losses of the General Partner in proportion to their ownership. Greg A. Nathanson is Marc B. Nathanson's brother.

                 As of March 3, 1997, Marc B. Nathanson and members of his family owned, directly or indirectly, outstanding partnership interests (comprising both general partner interests and limited partner interests) aggregating approximately 2.58% of Falcon Video Communications and representing 0.46% of the Partnership. In accordance with the respective partnership agreements of these partnerships, after the return of capital to and the receipt of certain preferred returns by the limited partners of such partnerships, FHGLP and certain of its officers and directors had rights to future profits greater than their ownership interests of capital in such partnerships.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

                 FHGLP and its affiliates, including Marc B. Nathanson and other members of the senior management team, currently own varying interests in and operate additional cable television systems, currently manage additional cable television systems for the accounts of others, and, subject to the terms of the Partnership Agreement, may form, jointly or separately, other limited partnerships or entities to acquire, develop and operate other cable television systems. The current management activities of FHGLP's senior management are primarily on behalf of certain affiliated cable television partnerships, for which FHGLP receives management fees. As a result of such relationships, however, conflicts of interest may arise at various stages with respect to the allocation of time, personnel and other resources of FHGLP and such other affiliates and members of senior management.

                 FHGLP has leased certain office space for its corporate financial center (located in Pasadena, California) from a partnership owned by Marc B. Nathanson and his wife. The lease commenced on October 1, 1990 and has been extended through September 30, 2005. The rent is currently approximately $33,000 per month and is indexed for inflation. The terms of the current lease have been negotiated on an arm's length basis. It is expected that any future modifications to the leasing agreement will be approved by the members of the Board of Representatives of FHGLP other than Marc B. Nathanson.

APPRAISAL PROCESS

                 As previously disclosed in prior filings with the Commission, the Partnership may, in the sole discretion of its General Partner, sell individual cable Systems and may also sell all or substantially all of the Partnership's assets to the General Partner or its affiliates, which include FHGLP. Any such sale would be subject to certain terms and conditions set forth in the Partnership Agreement and summarized below and in prior filings with the Commission. The Partnership has stated in its prior filings with the Commission that the General Partner and its affiliates may consider and otherwise investigate the exercise of the purchase rights provided to them under the Partnership Agreement from time to time at their discretion.

                 The Partnership Agreement provides that any sale of Partnership assets to the General Partner or any of its affiliates must be made in cash pursuant to the "Appraisal Process." "Appraisal Process" is defined in the Partnership Agreement as an appraisal undertaken by three independent nationally recognized experts in the cable television field to determine the fair market value of the cable systems to be appraised. One such appraiser must be appointed by the General Partner, one by the Partnership's Conflicts Committee and the third by the first two appraisers acting jointly. The Partnership Agreement specifies that the Conflicts Committee be comprised of the independent members of the Advisory Committee (i.e., the members of the Advisory Committee that are not affiliates of, or otherwise have certain material business or professional relationships with, the General Partner or its affiliates). The appraised value pursuant to the Appraisal Process will be deemed to be the median of the three appraised values and, if any appraised value is expressed as a range, then in calculating the median, the mean amount of the range of such appraised value shall be used. No appraisals arising in affiliated transactions may be conducted at the Partnership's expense. Appraisers selected pursuant to the Appraisal Process may not have any interest in, nor any material business or professional relationship with, the Partnership, the General Partner or any of its affiliates. For the purposes of determining whether or not the business or professional relationship or joint investment is material, the gross revenue derived by the appraiser from the Partnership, the General Partner or any affiliate shall not exceed 5% of the annual gross revenue derived by the appraiser from all sources. Except under certain circumstances, sales of assets by the Partnership to the General Partner or its affiliates prior to January 1, 1997 would have required an affirmative vote of a majority of limited partner interests outstanding and not owned by the General Partner or its affiliates. No such vote is required or will be sought in the future.

                 If the limited partners propose to sell Partnership assets without the approval of the General Partner, the General Partner has a right of first refusal to purchase such assets on the same terms and conditions as agreed to by the prospective purchaser. The General Partner also has a right to purchase Partnership assets without a vote of the limited partners if the General Partner is removed without cause.

                 Though the General Partner is not required to purchase the Partnership's cable systems, it or one of its affiliates may determine to do so subject to the foregoing restrictions. Limited partners will not be entitled to share in any profits of the General Partner or its affiliates from the operation or sale of any cable systems subsequent to the sale of such systems to the General Partner or any of its affiliates.

                 As previously disclosed, in a meeting held in Los Angeles on August 27, 1996, the General Partner formally advised the Partnership's Advisory Committee and Conflicts Committee that it desired to explore on a preliminary basis the possibility of exercising the purchase rights contained in the Partnership Agreement and summarized above. Accordingly, the General Partner requested that the Appraisal Process be commenced and that, in compliance therewith, the Conflicts Committee select an independent nationally recognized expert in the cable television field to determine the fair market value of each of the Partnership's cable Systems. Pursuant to the Partnership Agreement, the sole obligation of the Conflicts Committee in connection with the Appraisal Process is to select one of the three appraisers. The Conflicts Committee selected Arthur Andersen, LLP; the General Partner selected Kane Reece Associates, Inc.; and those two appraisers selected Communications Equity Associates (the "Appraisers").

                 Each of the Appraisers is a nationally recognized cable system appraisal firm and is continually engaged in the valuation of cable systems. Each of the Appraisers, other than Arthur Andersen LLP, has from time to time provided valuation services to the Partnership and its affiliates for which they have received customary compensation.

                 On February 6, 1997, each of the Appraisers delivered summaries of the results of their appraisals (the "Appraisals"), and subsequently delivered their reports to the Partnership. The reports are filed as exhibits to this Annual Report on Form 10-K. These Appraisals address the value of the appraised Partnership assets and do not give effect to any debt or other liabilities of the Partnership. As noted elsewhere in the Report, the Partnership has significant amounts of debt outstanding under its Bank Credit Agreement. Based solely upon the Appraisals, as of December 31, 1996, the Partnership understands the appraised values of the five cable Systems owned by the Partnership to be as follows (dollars in thousands):


                                                                              Communications
                                                                                  Equity
                                       Kane Reece             Arthur         Associates, Inc.
                                                                             ----------------
                                    Associates, Inc.       Andersen LLP          (MEDIAN)
                                    ----------------       ------------          --------
            Redmond, OR                 $  7,680             $  5,882            $  6,200
            Burke County, NC              20,570               17,685              19,000
            Somerset, KY                  33,590               30,277              31,000
            Centreville, MD               23,980               20,445              23,000
            California City, CA            3,500                2,791               2,800
                                                                                 ---------
                   Total                                                          $82,000
                                                                                  =======

                 As noted above, the Appraisal Process dictates that the appraised value of an asset to be appraised shall be the median Appraisal for such asset.

                 The reports related to each Appraisal set forth certain matters considered by the respective Appraisers. In connection with rendering their Appraisals, the Appraisers performed a variety of financial analyses which are summarized in the respective Appraisals. No limitations were imposed by the Partnership with respect to the investigations made or the procedures followed by the Appraisers in rendering their Appraisals. The General Partner is under no obligation to exercise its purchase right in full or in part, nor can there be any assurance that the Partnership would otherwise be able to sell all or any portion of its assets at prices consistent with the Appraisals. Actual sales in the marketplace could be at valuations materially above or below those reflected by the Appraisals. Such Appraisals should accordingly not be assumed to be a representation as to the implied value of limited partnership interests in the Partnership, nor as to the proceeds that might be realized by the Partnership in connection with a sale or other disposition of all or any portion of the assets of the Partnership, whether to the General Partner, an affiliate or otherwise.

                 The Appraisals, by their respective terms, are based upon numerous sources of information including data supplied by the General Partner, which included certain projections regarding 1997 operating results for the Partnership prepared in the ordinary course of its business. The Partnership does not as a matter of course make public any forecasts as to its future financial performance. The 1997 projections were prepared solely for internal use and not with a view to public disclosure or compliance with the published guidelines of the Commission or the American Institute of Certified Public Accountants regarding projections and were not prepared with the assistance of, or reviewed by, independent accountants. Such 1997 projections were provided to the Appraisers solely for the purposes of their Appraisals. NONE OF THE GENERAL PARTNER, THE PARTNERSHIP, ANY AFFILIATE OR ANY PARTY TO WHOM THE PROJECTIONS WERE PROVIDED ASSUMES ANY RESPONSIBILITY FOR THE VALIDITY, REASONABLENESS, ACCURACY OR COMPLETENESS OF THE 1997 PROJECTIONS. While presented with numerical specificity, the 1997 projections were based on a variety of assumptions relating to the businesses of the Partnership, industry performance, general business and economic conditions and other matters which are subject to significant uncertainties and contingencies, many of which are beyond the Partnership's control, and, therefore, such 1997 projections are inherently imprecise and there can be no assurance that they will be realized. Also, actual future results may vary materially from those shown in the

1997 projections. The Partnership is not under any obligation to update the 1997 projections at any future time.

                 Based upon the aggregate of the median Appraisals of the Partnership's cable Systems (the "Aggregate Appraised Valuation") and assuming a hypothetical liquidation of the Partnership on December 31, 1996 involving the sale of those Systems on that date for an amount equal to the Aggregate Appraised Valuation, the estimated cash distribution to unitholders would have been approximately $851 per limited partnership unit (the "Hypothetical Estimated Per Unit Distribution") (based upon 71,879 units outstanding). The Hypothetical Estimated Per Unit Distribution was calculated assuming net liabilities on the balance sheet of the Partnership, excluding property, plant and equipment and intangible assets ("Net Liabilities"), of approximately $20.2 million (as of December 31, 1996). The Hypothetical Estimated Per Unit Distribution assumes that the Net Liabilities as of December 31, 1996 represent the only payments, other than certain reserved expenses, that would have been required to be made by the Partnership prior to the distribution of cash to the unitholders. This assumption will likely prove to be invalid. Specifically, this method assumes all of the cable systems are sold in a single transaction. If the Partnership sells the assets over time in separate transactions, for example, it could incur significant transaction costs and there would be a significant delay in the distribution of funds to limited partners. Further, even if sold in a single transaction to the General Partner, the transfer of the related franchises would require certain approvals of local franchise authorities that may require a significant period of time to be obtained. Accordingly, the Hypothetical Estimated Per Unit Distribution is presented for illustrative purposes only and does not necessarily represent amounts the Partnership could have distributed to unitholders on December 31, 1996 or any date thereafter. In the event any of the Partnership's cable systems are sold, the actual timing and amount of any related distribution to partners cannot be predicted at this time.

                 The General Partner has made no decision whether to purchase any or all of the Partnership's five cable television Systems. Any decision by the General Partner will, as permitted by the Partnership Agreement, be made on a System-by-System basis. Any decision by the General Partner or its affiliates to acquire any of the Partnership's Systems will further be subject to, among other things, (i) the availability of the necessary financing on terms acceptable to the acquiring affiliate; (ii) the relative attractiveness of available alternative and investment opportunities; (iii) the receipt of any necessary regulatory approvals and consents; and (iv) other future developments relating to the Partnership and the cable television industry, general economic conditions and other future developments.

                 Although the foregoing reflects activities which the General Partner and certain of its affiliates are currently exploring with respect to the Partnership, the foregoing is subject to change at any time. Accordingly, there can be no assurance that the sale of the cable television Systems of the Partnership in accordance with the rights of the General Partner and its affiliates under the terms of the Partnership Agreement as described above or otherwise will be pursued, or if pursued, when and if any of them will be successfully consummated. The foregoing description of the Appraisal Process and the resulting appraisal values is qualified by reference to the more complete information and the related qualifications provided or referred to in the Partnership's Current Reports on Form 8-K dated August 27, 1996, October 17, 1996 and February 6, 1997, and the full text of the Partnership Agreement and related Appraisals filed as exhibits hereto.

                 Forward-looking statements in this Report including, in particular, the statements made above under the caption "Appraisal Process," are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that such forward-looking statements involve risks and uncertainties including, without limitation, the effects of legislative and regulatory changes; the potential of increased levels of competition for the Partnership; technological changes; the Partnership's dependence upon third-party programming; the potential exercise of the purchase right as described above; the absence of Unitholder participation in the governance and management of the Partnership; limitations on borrowings by the Partnership contained in the Partnership Agreement; the management fees payable to the General Partner; the exoneration and indemnification provisions contained in the Partnership Agreement relating to the General Partner and other; potential conflicts of interest involving that General Partner and its affiliates; the potential liability of Unitholders to creditors of the partnership to the extent of any distribution made to such Unitholder if, immediately after such distribution (whether or not the Partnership continues to exist), the remaining assets of the Partnership are not sufficient to pay its then outstanding liabilities of the Partnership; and other risks detailed from time to time in the Partnership's periodic reports filed with the Commission.

CONFLICTS OF INTEREST

                 In March 1993, FHGLP, a new entity, assumed the management services operations of FHGI. Effective March 29, 1993, FHGLP began receiving management fees and reimbursed expenses which had previously been paid by the Partnership, as well as certain other affiliated entities, to FHGI. The management of FHGLP is substantially the same as that of FHGI.

                 FHGLP also manages domestic and international cable operations owned by it as well as the operations of the Partnership, Falcon Video Communications and, through its management of the operation of Falcon Cablevision (a subsidiary of FHGLP), the partnerships of which Enstar Communications Corporation is the corporate general partner. On September 30, 1988, Falcon Cablevision acquired all of the outstanding stock of Enstar Communications Corporation. Certain members of management of the General Partner have also been involved in the management of other cable ventures, including recent international cable ventures that FHGLP has entered into or been associated with. FHGLP contemplates entering into other cable ventures, including ventures similar to the Partnership.

                 These affiliations subject FHGI, FHGLP and the General Partner and their management and affiliates to certain conflicts of interest. Such conflicts of interest relate to the time and services management will devote to the Partnership's affairs and to the acquisition and disposition of cable television systems. Management or its affiliates may establish and manage other entities which could impose additional conflicts of interest. Conflicts of interest involving acquisitions and dispositions of cable television systems could adversely affect Unitholders. For instance, the economic interests of management in other affiliated partnerships are different from those in the Partnership and this may create conflicts relating to which acquisition or disposition opportunities are preserved for which partnerships.

                 The Partnership has entered into a management agreement with FHGLP and may enter into future agreements, including joint ventures and agreements relating to programming services with the General Partner, FHGLP or their respective affiliates. Thus, a conflict of interest could arise among the General Partner, FHGLP or their respective affiliates and the Partnership. Although any such agreements will not be negotiated at arm's length, the General Partner will cause the terms of all such transactions among the Partnership and the General Partner, FHGLP and their respective affiliates to be no less favorable to the Partnership than those which could be obtained by the Partnership from independent third parties.

                 Substantial fees are payable to the General Partner and FHGLP in connection with the Partnership. See Item 11., "Executive Compensation."

                 The Partnership may also enter into joint ventures with FHGLP or its affiliates, provided that (i) such joint venturer has substantially identical investment objectives as the Partnership, (ii) there are no duplicate fees, (iii) the compensation to the sponsor of such joint venturer is substantially identical, (iv) each joint venturer has a right of first refusal as to the other's interest in the joint venture and (v) the investment of each joint venturer is on substantially the same terms and conditions.

FIDUCIARY RESPONSIBILITY AND INDEMNIFICATION OF THE GENERAL PARTNER

                 A general partner is accountable to a limited partnership as a fiduciary and consequently must exercise good faith and integrity in handling partnership affairs. Where the question has arisen, some courts have held that a limited partner may institute legal action on his own behalf and on behalf of all other similarly situated limited partners (a class action) to recover damages for a breach of fiduciary duty by a general partner, or on behalf of the partnership (a partnership derivative action) to recover damages from third parties. Section 15701 of the California Corporations Code provides that any limited partner may bring a class action on behalf of all or a class of limited partners to enforce any claim common to those limited partners against a limited partnership or any or all of its general partners, without regard to the number of those limited partners, and such action shall be governed by the law governing class actions generally.

                 Section 15702 of the California Corporations Code also allows a partner to maintain a partnership derivative action if certain conditions are met. Certain cases decided by federal courts have recognized the right of a limited partner to bring such actions under the Securities and Exchange Commission's Rule 10b-5 for recovery of damages resulting from a breach of fiduciary duty by a general partner involving fraud, deception or manipulation in connection with the limited partner's purchase or sale of partnership Units.

                 The Partnership Agreement provides that the General Partner and its affiliates will not be liable to the Partnership or its limited partners for, and shall be indemnified by the Partnership for any act or omission of the General Partner or its officers, directors or affiliates in good faith on behalf of the Partnership and in a manner reasonably believed by such Person to be within the scope of the authority granted to the General Partner by the Partnership Agreement and in the best interests of the Partnership, except for acts or omissions constituting negligence, misconduct or breach of fiduciary duty. Therefore, limited partners will have a more limited right of action than they would have absent the limitations in the Partnership Agreement. In addition, the Partnership Agreement provides that the members of the Advisory Committee who are not affiliated with the General Partner will not be liable to the Partnership or its limited partners, and shall be indemnified by the Partnership for any liability they incur on account of, any act performed or omitted by such indemnitee in good faith and if the indemnitee's conduct did not amount to gross negligence or fraud. Affiliated members will be subject to the same liability and indemnification standards as other affiliates of the General Partner. In addition, the Partnership maintains insurance on behalf of the General Partner, members of the Advisory Committee and such other persons as the General Partner shall determine against any liability that may be asserted against or expense that may be incurred by such person and against which the Partnership would be entitled to indemnify such person pursuant to the Partnership Agreement. To the extent that the exculpatory provisions purport to include indemnification for liabilities arising under the Securities Act of 1933, it is the opinion of the Securities and Exchange Commission that such indemnification is contrary to public policy and therefore unenforceable.

                 The foregoing summary describes in general terms the remedies available under state and federal law to limited partners for breach of fiduciary duty by a general partner and is based on statutes, rules and decisions as of the date of this Report on Form 10-K. As this is a rapidly developing and changing area of the law, limited partners who believe that a breach of fiduciary duty by the General Partner has occurred should consult their own counsel as to the evaluation of the status of the law at such time.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K


  (a) 1.         Financial Statements

                 Reference is made to the Index to Financial
                 Statements and Schedules on page F-1.



  (a) 2.         Financial Statement Schedules

                 Reference is made to the Index to Financial
                 Statements and Schedules on page F-1.



  (a) 3.         Exhibits

                 Reference is made to the Index to Exhibits on Page E-1.


  (b)            Reports on Form 8-K

                 1.  October 17, 1996 (Selection of Appraisers)
                 2.  October 24, 1996 (JJJ Group Tender)

                                   SIGNATURES


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of March 1997.

                                       FALCON CLASSIC CABLE INCOME
                                       PROPERTIES, L.P.

                                       By   Falcon Classic Cable Investors, L.P.
                                            Managing General Partner

                                       By   Falcon Holding Group, L.P.
                                            General Partner

                                       By   Falcon Holding Group, Inc.
                                            General Partner

                                              By /s/ Michael K. Menerey
                                                -----------------------------
                                                     Michael K. Menerey
                                                     Chief Financial Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of March 1997.

Signature                                                  Title
---------                                                  -----
                                                      Director of Falcon Holding Group, Inc.
                                                        and Chief Executive Officer of the Registrant
/s/ Marc B. Nathanson                                   (Principal Executive Officer)
-----------------------------
    Marc B. Nathanson


                                                      Chief Financial Officer and
                                                        Secretary of the Registrant
 /s/ Michael K. Menerey                                 (Principal Financial and Accounting Officer)
-----------------------------
    Michael K. Menerey



 /s/ Stanley S. Itskowitch                            Director of Falcon Holding Group, Inc.
-----------------------------
    Stanley S. Itskowitch

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                                                              Page
                                                                                                              ----
Report of Independent Auditors                                                                                F-2

Balance Sheets - December 31, 1995 and 1996                                                                   F-3

Financial Statements for each of the three years in the period ended December 31, 1996:

      Statements of Operations                                                                                F-4

      Statements of Partners' Equity                                                                          F-5

      Statements of Cash Flows                                                                                F-6

Notes to Financial Statements                                                                                 F-7

Schedule II  -  Valuation and Qualifying Accounts                                                            F-17


All other schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                         REPORT OF INDEPENDENT AUDITORS



Partners
Falcon Classic Cable Income Properties, L.P.


                 We have audited the accompanying balance sheets of Falcon Classic Cable Income Properties, L.P. (a California limited partnership) as of December 31, 1995 and 1996, and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a)2. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

                 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Falcon Classic Cable Income Properties, L.P. at December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





                                       /s/ ERNST & YOUNG LLP



Los Angeles, California
February 21, 1997

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                                 BALANCE SHEETS
                  ============================================

                                                                             December 31,
                                                                        ---------------------
                                                                         1995           1996
                                                                       -------        -------
                                                                        (Dollars in Thousands)
ASSETS:
     Cash and cash equivalents                                          $6,137         $7,126
     Receivables, less allowance of $40,000
         and $31,000 for possible losses                                   657            660
     Prepaid expenses and other                                            713            463
     Cable materials, equipment and supplies                               740          1,053
     Property, plant and equipment, less accumulated
         depreciation and amortization                                  31,986         30,655
     Franchise cost and goodwill, less accumulated
         amortization of $12,358,000 and $15,029,000                    20,056         17,409
     Customer lists and other intangible costs, less
         accumulated amortization of $5,928,000 and $2,684,000           2,670          1,968
                                                                       -------        -------
                                                                       $62,959        $59,334
                                                                       =======        =======


                                       LIABILITIES AND PARTNERS' EQUITY
                                       --------------------------------
LIABILITIES:
     Notes payable                                                     $27,000        $24,300
     Accounts payable                                                      499            542
     Accrued expenses                                                    3,062          2,509
     Payable to general partner                                          1,401          1,006
     Customer deposits and prepayments                                     149            144
                                                                       -------        -------
             TOTAL LIABILITIES                                          32,111         28,501
                                                                       -------        -------


COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:
     General partner                                                       401            401
     Limited partners                                                   30,669         30,654
     Notes receivable from general partner                                (222)          (222)
                                                                       -------        -------
             TOTAL PARTNERS' EQUITY                                     30,848         30,833
                                                                       -------        -------
                                                                       $62,959        $59,334
                                                                       =======        =======



                                See accompanying
                         notes to financial statements.

                     FALCON CLASSIC INCOME PROPERTIES, L.P.

                            STATEMENTS OF OPERATIONS
                     --------------------------------------


                                                                       Year ended December 31,
                                                              ----------------------------------------
                                                                1994            1995            1996
                                                              --------        --------        --------
                                                                  (Dollars in thousands, except net
                                                                 loss per limited partnership units)
REVENUES                                                       $17,382         $18,363         $19,826
                                                              --------        --------        --------
EXPENSES:
  Service costs                                                  5,281           6,042           6,013
  General and administrative expenses                            2,825           2,589           2,717
  Management fees and reimbursed expenses                        1,391           1,469           1,586
  Depreciation and amortization                                  8,924           8,526           7,712
                                                              --------        --------        --------
             Total expenses                                     18,421          18,626          18,028
                                                              --------        --------        --------
             Operating income (loss)                            (1,039)           (263)          1,798

OTHER INCOME (EXPENSE)
  Interest income                                                   20              41             314
  Interest expense                                              (1,796)         (2,051)         (2,127)
  Other income                                                       4               -               -
                                                              --------        --------        --------
NET LOSS                                                       $(2,811)        $(2,273)        $   (15)
                                                              ========        ========        ========
NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                             $(38.71)        $(31.30)        $ (0.21)
                                                              ========        ========        ========
WEIGHTED AVERAGE LIMITED
  PARTNERSHIP UNITS OUTSTANDING
  DURING PERIOD                                                 71,879          71,879         $71,879
                                                              ========        ========        ========




                                See accompanying
                         notes to financial statements.

                     FALCON CLASSIC INCOME PROPERTIES, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                     --------------------------------------


                                                                                      Notes
                                                                                    Receivable
                                                                                       from
                                          General              Limited               General
                                          Partner             Partners               Partner                 Total
                                   -------------------------------------------------------------------------------
                                                                    (Dollars In Thousands)
PARTNERS' EQUITY,
    January 1, 1994,               $       460          $     36,515          $        (230)         $     36,745
    Payments on notes                        -                     -                      8                     8
    Distributions to partners               (8)                 (813)                     -                  (821)
    Net loss for year                      (28)               (2,783)                     -                (2,811)
                                   -----------          ------------          -------------          ------------
PARTNERS' EQUITY,
  December 31, 1994                        424                32,919                   (222)               33,121
    Net loss for year                      (23)               (2,250)                   -                  (2,273)
                                   -----------          ------------          -------------          ------------
PARTNERS' EQUITY,
  December 31, 1995                        401                30,669                   (222)               30,848
    Net loss for year                        -                   (15)                     -                   (15)
                                   -----------          ------------          -------------          ------------
PARTNERS' EQUITY,
  December 31, 1996                $       401          $     30,654          $        (222)         $     30,833
                                   ===========          ============          =============          ============




                                See accompanying
                         notes to financial statements.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                            STATEMENTS OF CASH FLOWS

                 ---------------------------------------------

                                                                                     Year ended in December 31,
                                                                       ----------------------------------------------
                                                                            1994             1995               1996
                                                                       ----------------------------------------------
                                                                                     (Dollars in Thousands)
Cash flows from operating activities:
  Net loss                                                             $  (2,811)      $   (2,273)      $        (15)
  Adjustments to reconcile net loss to net
     cash provided by operating activities:
       Depreciation and amortization                                       8,924            8,526              7,712
       Gain on retirement of assets                                           (4)               -                  -
       Provision for losses on receivables                                   281              234                171
       Amortization of deferred loan cost                                      -                4                 27
Increase (decrease) from changes in:
       Receivables                                                          (667)             (98)              (175)
       Prepaid expenses and other assets                                    (159)            (254)               250
       Cable materials, equipment and supplies                                 -             (324)              (313)
       Accounts payable and other liabilities                                526              671               (910)
                                                                       ---------       ----------       ------------
  Net cash provided by operating activities                            $   6,090       $    6,486       $      6,747
                                                                       ---------       ----------       ------------
Cash flows from investing activities:
  Capital expenditures                                                    (3,982)          (5,713)            (3,033)
  Increase in intangible assets                                              (35)            (167)               (25)
                                                                       ---------       ----------       ------------
  Net cash used in investing activities                                $  (4,017)      $   (5,880)      $     (3,058)
                                                                       ---------       ----------       ------------
Cash flows from financing activities:
  Repayments of notes payable                                          $  (1,300)      $  (18,000)      $     (2,700)
  Borrowings under notes payable                                           1,500           22,500                  -
  Distributions to partners                                               (1,671)               -                  -
  Capital contributions                                                        8                -                  -
                                                                       ---------       ----------       ------------
  Net cash provided by (used in) financing activities                     (1,463)           4,500             (2,700)
                                                                       ---------       ----------       ------------
Net increase in cash and cash equivalents                                    610            5,106                989
Cash and cash equivalents, at beginning of year                              421            1,031              6,137
                                                                       ---------       ----------       ------------
Cash and cash equivalents, at end of year                              $   1,031       $    6,137       $      7,126
                                                                       =========       ==========       ============


                                See accompanying
                         notes to financial statements.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  --------------------------------------------


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

               Falcon Classic Cable Income Properties, L.P. (the "Partnership") was formed in 1989 to acquire, own, operate and otherwise invest principally in existing cable television systems in suburban and rural areas located in California, Kentucky, Maryland, North Carolina and Oregon. The General Partner of the Partnership is Falcon Classic Cable Investors, L.P., a California limited partnership ("General Partner"). The general partner of the General Partner is Falcon Holding Group, L.P., a Delaware limited partnership ("FHGLP"). The general partner of FHGLP is Falcon Holding Group, Inc., a California corporation ("FHGI").

               The financial statements do not give effect to any assets that the partners may have outside their interest in the Partnership, nor to any obligations, including income taxes, of the partners.

CASH EQUIVALENTS

               For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 1996 include $6,000,000 of short-term investments in commercial paper.

PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION AND AMORTIZATION

               Property, plant and equipment are stated at cost. Direct costs associated with installations in homes not previously served by cable are capitalized as part of the distribution system, and reconnects are expensed as incurred. For financial reporting, depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

               CABLE TELEVISION SYSTEMS:

               Headend buildings and equipment                        7-16 years
               Trunk and distribution                                 5-15 years
               Microwave equipment                                    7-15 years

               OTHER:

               Furniture and office equipment                         5-7  years
               Vehicles and construction equipment                   3-10  years
               Leasehold improvements                              Life of lease
               Buildings                                                15 years


FRANCHISE COST AND GOODWILL

               The excess of cost over the fair value of tangible assets and customer lists of cable television systems acquired represents the cost of franchises and goodwill. In addition, franchise cost includes capitalized costs incurred in obtaining new franchises. These costs (primarily legal fees) are direct and incremental to the acquisition of the franchise and are amortized using the straight-line method over the lives of the franchises, ranging up to 12 years. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                  --------------------------------------------



NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

CUSTOMER LISTS AND OTHER INTANGIBLE COSTS

                 Customer lists and other intangible costs include customer lists and organization costs which are amortized using the straight-line method over five years and covenants not to compete which are amortized over the life of the covenant.

DEFERRED LOAN COSTS

                 Costs related to borrowings are capitalized and amortized to interest expense over the life of the related loan.

RECOVERABILITY OF ASSETS

                 The Partnership assesses on an on-going basis the recoverability of intangible assets, including goodwill, and capitalized plant assets based on estimates of future undiscounted cash flows compared to net book value. If the future undiscounted cash flow estimate were less than net book value, net book value would then be reduced to estimated fair value, which generally approximates discounted cash flows. The Partnership also evaluates the amortization periods of assets, including goodwill and other intangible assets, to determine whether events or circumstances warrant revised estimates of useful lives.

REVENUE RECOGNITION

                 Revenues from cable services are recognized as the services are provided.

DERIVATIVE FINANCIAL INSTRUMENTS

                 As part of the Partnership's management of financial market risk, the Partnership enters into various transactions that involve contracts and financial instruments with off-balance-sheet risk, including interest rate swap and interest rate cap agreements. The Partnership enters into these agreements in order to manage the interest-rate sensitivity associated with its variable-rate indebtedness. The differential to be paid or received in connection with interest rate swap and interest rate cap agreements is recognized as interest rates change and is charged or credited to interest expense over the life of the agreements. Gains or losses for early termination of those contracts are recognized as an adjustment to interest expense over the remaining portion of the original life of the terminated contract.

INCOME TAXES

                 The Partnership pays no income taxes as an entity. All of the income, gains, losses, deductions and credits of the Partnership are passed through to the partners. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1996, the book basis of the Partnership's net assets exceeds its tax basis by $19.1 million.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                   ------------------------------------------


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONCLUDED)

EARNINGS AND LOSSES PER LIMITED PARTNERSHIP UNIT

                 Earnings and losses are allocated 99% to the limited partners and one percent to the General Partner. Earnings and losses per limited partnership Unit is based on the weighted average limited partnership Units outstanding during the period.

USE OF ESTIMATES

                 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.



NOTE 2 - PROPERTY, PLANT AND EQUIPMENT

               Property, plant and equipment consist of:

                                                              December 31,
                                                     ----------------------------
                                                         1995              1996
                                                     ----------------------------
                                                        (Dollars in Thousands)
               Cable television systems              $   44,871          $ 47,158
               Furniture and equipment                      973             1,033
               Vehicles                                     654               746
               Land, buildings and improvements             845               846
                                                     ----------          --------
                                                         47,343            49,783
               Less accumulated depreciation
                 and amortization                       (15,357)          (19,128)
                                                     ----------          --------
                                                     $   31,986          $ 30,655
                                                     ==========          ========

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

                  -------------------------------------------


NOTE 3 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

                 The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents

                 The carrying amount approximates fair value due to the short maturity of those instruments.

Notes Payable

                 The carrying amount approximates fair value due to the variable rate nature of the notes payable.

Interest Rate Hedging Agreements

                 The fair value of interest rate hedging agreements is estimated by obtaining quotes from brokers as to the amount either party would be required to pay or receive in order to terminate the agreement.

                 The following table depicts the fair value of each class of financial instruments for which it is practicable to estimate that value as of December 31:

                                                          1995                                    1996
                                          -----------------------------------------------------------------------
                                              Carrying              Fair              Carrying              Fair
                                              Value (1)             Value             Value (1)             Value
                                          -----------------------------------------------------------------------
                                                                     (Dollars in Thousands)
Cash and cash equivalents                 $     6,137         $     6,137         $     7,126         $     7,126

Note Payable (Note 4) (2)                 $    27,000         $    27,000         $    24,300         $    24,300

                                              Notional              Fair              Notional              Fair
                                               Amount             Value(4)            Amount(3)           Value(4)
                                          -----------------------------------------------------------------------
Interest Rate Hedging Agreements
  (Note 4):
  Interest rate swaps                     $    20,000         $      (347)        $    20,000         $       (36)
  Interest rate caps                            5,000                   -                   -                   -
----------------

(1) Carrying amounts represent cost basis.

(2) Due to the variable rate nature of the indebtedness, the fair value is assumed to approximate the carrying value.

(3) The amount on which the interest was computed in 1995 was $15 million for swaps and $5 million for caps. The amount in 1996 was $20 million for swaps.

(4) The amount that the Partnership estimates it would receive (pay) to terminate the hedging agreements. This amount is not recognized in the financial statements.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

                   -------------------------------------------

NOTE 4 - NOTES PAYABLE

                 In September 1992, the Partnership entered into a $34 million credit agreement with four banks (the "Bank Credit Agreement"). The Bank Credit Agreement provides for annual interest rates ranging from prime plus 0.5% to prime plus 2.5% or LIBOR plus 2.25% to LIBOR plus 4.25%. At December 31, 1996, the weighted average interest on the outstanding balance (including the effects of interest rate swap transactions) was 7.8% per annum.

                 On April 10, 1995, the Partnership executed an amendment to the Bank Credit Agreement (the "Amendment") which, among other things, reduced the total facility from $34 million to $29 million. On December 31, 1995, the outstanding principal balance of $27 million converted to a term loan with required quarterly payments commencing March 31, 1996 through June 30, 2000, the maturity date of the term loan.

                 The present scheduled repayments of the term loan are as follows: $4.1 million in 1997; $5.4 million in 1998; $6.8 million in 1999 and $8 million thereafter.

                 The Bank Credit Agreement also contains restrictions relating to, among other things, additional borrowings, guarantees, mergers and distributions to partners. The debt is collateralized by a security interest in substantially all of the assets of the Partnership. Management believes that the Partnership was in compliance with such covenants at December 31, 1996.

                 The Partnership Agreement provides that without the approval of a majority of interests of limited partners, the Partnership may not incur any borrowings unless the amount of such borrowings together with all outstanding borrowings does not exceed 30% of the greater of the aggregate cost or current fair market value of the Partnership's assets as determined by the General Partner. The Partnership Agreement also limits borrowings incurred to fund distributions to partners to not more than 10% of Gross Proceeds from the public offering of the Units (approximately $7.2 million). As of December 31, 1996, the Partnership had incurred an aggregate of approximately $5.4 million in borrowings to make distributions to partners.

                 The Partnership utilizes interest rate hedging agreements to establish long-term fixed interest rates on a portion of its variable rate debt in order to manage the interest rate sensitivity on its borrowings. At December 31, 1996, the Partnership participated in interest rate swap contracts with aggregate notional principal of $20 million under which the Partnership pays interest at fixed rates ranging from 5.75% to 6.51% (weighted average rate of 6.12%), and receives interest at variable LIBOR-based rates. These contracts expire in 1997, 1998 and 1999.

                 The hedging agreements resulted in additional interest expense of $82,000, $19,000 and $117,000 for the years ended December 31, 1994, 1995 and 1996, respectively. The Partnership does not believe that it has any significant risk of exposure to non-performance by any of its counterparties.

NOTE 5 - NOTES RECEIVABLE FROM GENERAL PARTNER

                 In accordance with the Partnership's Limited Partnership Agreement, capital contributions of the General Partner were contributed one-half in cash and one-half in non-interest bearing notes payable on demand. Additionally, according to the Limited Partnership Agreement, a minimum of 50% of all distributions received by the General Partner are to be returned to the Partnership to reduce the notes receivable balance.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

                   -------------------------------------------

NOTE 6 - MANAGEMENT COMPENSATION

                 The Partnership is obligated to pay FHGLP a 5% management fee based on the gross operating revenues of the Partnership. In addition, FHGLP is entitled to reimbursement from the Partnership for certain expenses relating to the performance of management functions as described in the management agreement. Such reimbursable expenses are limited to 3% of gross operating revenues. Management fees and reimbursed expenses amounted to approximately $1.4 million, $1.5 million and $1.6 million for the years ended December 31, 1994, 1995 and 1996, respectively.

                 Beginning in 1991, up to 50% of management fees have not been paid currently unless adjusted operating cash, as defined, for a particular month exceeded a 10% annualized return, calculated with respect to outstanding partnership Units. To the extent that adjusted operating cash for any month exceeds the 10% annualized return, FHGLP may recover previously deferred fees, without interest. In compliance with these provisions, FHGLP received its standard management fee for 1996 and recovered $900,000 in previously deferred management fees. As a result, at December 31, 1995 and 1996, deferred management fees amounted to $1.2 million and $276,000, respectively. At December 31, 1996, the Partnership's management anticipates that adjusted operating cash in the first quarter of 1997 will exceed the 10% requirement, thereby permitting the Partnership to pay the remaining deferred fees to FHGLP.

                 In March 1993, FHGLP assumed the operations of FHGI. As successor to the management service operations of FHGI, FHGLP is due management fees and reimbursed expenses which had previously been payable to FHGI.

NOTE 7 - PARTNERSHIP MATTERS

                 The Partnership sold Units of limited partnership interest during 1989 and 1990 resulting in an aggregate of 71,879 Units sold with the Partnership receiving net proceeds amounting to approximately $62.7 million (net of $9.2 million offering costs).

                 Distributions are based on the Partnership's definition of cash available for distributions. All partners admitted to the Partnership for a period of one year received distributions from available Partnership funds yielding at least a 10% annual rate of return on their original investment through June 1993, after which they received a 7% annual rate of return on their original investment, until the Partnership discontinued distributions subsequent to the April 15, 1994 payment.

                 Income and losses of the Partnership are allocated 99% to the limited partners and one percent to the General Partner. Cash Available for Distributions, as defined in the Partnership agreement, are allocated 99% to the limited partners and one percent to the General Partner. Distributions of Other Distributable Funds (as defined) are allocated 99% to limited partners who own Units which have been issued and outstanding for at least one year and one percent to the General Partner. Such distributions to limited partners will be made pro-rata based on the number of such Units held by each limited partner. The limited partners will receive 99% and the General Partner will receive one percent of distributions of Available Sale Proceeds (as defined) until the limited partners have received Payback. After the limited partners have received Payback, the limited partners will receive 75% and the General Partner will receive 25% of Available Sale Proceeds.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

                   -------------------------------------------


NOTE 7 - PARTNERSHIP MATTERS (CONTINUED)

                 APPRAISAL PROCESS

                 The Partnership may, in the sole discretion of its General Partner, sell individual cable systems and may also sell all or substantially all of the Partnership's assets to the General Partner or its affiliates, which include FHGLP. Any such sale would be subject to certain terms and conditions set forth in the Partnership Agreement and summarized below.

                 The Partnership Agreement provides that any sale of Partnership assets to the General Partner or any of its affiliates must be made in cash pursuant to the "Appraisal Process." "Appraisal Process" is defined in the Partnership Agreement as an appraisal undertaken by three independent nationally recognized experts in the cable television field to determine the fair market value of the cable systems to be appraised. One such appraiser must be appointed by the General Partner, one by the Partnership's Conflicts Committee and the third by the first two appraisers acting jointly. The appraised value pursuant to the Appraisal Process will be deemed to be the median of the three appraised values. No appraisals arising in affiliated transactions may be conducted at the Partnership's expense. Except under certain circumstances, sales of assets by the Partnership to the General Partner or its affiliates prior to January 1, 1997 would have required an affirmative vote of a majority of limited partner interests outstanding and not owned by the General Partner or its affiliates. No such vote is required or will be sought in the future.

                 In a meeting held in Los Angeles on August 27, 1996, the General Partner formally advised the Partnership's Advisory Committee and Conflicts Committee that it desired to explore on a preliminary basis the possibility of exercising the purchase rights contained in the Partnership Agreement and summarized above. Accordingly, the General Partner requested that the Appraisal Process be commenced and that, in compliance therewith, the Conflicts Committee select an independent nationally recognized expert in the cable television field to determine the fair market value of each of the Partnership's cable systems. The Conflicts Committee selected Arthur Andersen, LLP; the General Partner selected Kane Reece Associates, Inc.; and those two appraisers selected Communications Equity Associates (the "Appraisers").

                 On February 6, 1997, each of the Appraisers delivered summaries of the results of their appraisals (the "Appraisals"), and subsequently delivered their reports to the Partnership. These Appraisals address the value of the appraised Partnership assets and do not give effect to any debt or other liabilities of the Partnership. Based solely upon the Appraisals, as of December 31, 1996, the Partnership understands the appraised values of the five cable systems owned by the Partnership to be as follows (dollars in thousands):

                                                                             Communications
                                                                                 Equity
                                                                            Associates, Inc.
                                      Kane Reece            Arthur          ----------------
                                   Associates, Inc.      Andersen LLP           (MEDIAN)
                                   ----------------      ------------           --------
          Redmond, OR                  $  7,680            $  5,882              $  6,200
          Burke County, NC               20,570              17,685                19,000
          Somerset, KY                   33,590              30,277                31,000
          Centreville, MD                23,980              20,445                23,000
          California City, CA             3,500               2,791                 2,800
                                                                                ---------
                 Total                                                            $82,000
                                                                                  =======

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                   -------------------------------------------


NOTE 7 - PARTNERSHIP MATTERS (CONCLUDED)

                As noted above, the Appraisal Process dictates that the appraised value of an asset to be appraised shall be the median Appraisal for such asset.

                The General Partner has made no decision whether to purchase any or all of the Partnership's five cable television Systems. Any decision by the General Partner will, as permitted by the Partnership Agreement, be made on a system-by-system basis. Any decision by the General Partner or its affiliates to acquire any of the Partnership's systems will further be subject to, among other things, (i) the availability of the necessary financing on terms acceptable to the acquiring affiliate; (ii) the relative attractiveness of available alternative and investment opportunities; (iii) the receipt of any necessary regulatory approvals and consents; and (iv) other future developments relating to the Partnership and the cable television industry, general economic conditions and other future developments. Although the foregoing reflects activities which the General Partner and certain of its affiliates are currently exploring with respect to the Partnership, the foregoing is subject to change at any time. Accordingly, there can be no assurance that the sale of the cable television Systems of the Partnership in accordance with the rights of the General Partner and its affiliates under the terms of the Partnership Agreement as described above or otherwise will be pursued, or if pursued, when and if any of them will be successfully consummated.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

                The Partnership leases office space and equipment under operating leases expiring at various dates through the year 2008. Pole attachment fees are excluded from the following schedule since those contracts may be canceled with notice. Future minimum rentals for operating leases at December 31, 1996 are as follows:


                     Year                          Total
                     ----                          -----
                                          (Dollars in Thousands)
                  1997                             $   75
                  1998                                 70
                  1999                                 70
                  2000                                 58
                  2001                                 40
                  Thereafter                          119
                                                   ------

                                                   $  432
                                                   ======


                In most cases, management expects that, in the normal course of business, these leases will be renewed or replaced by other leases. Rent expense for the years ended December 31, 1994, 1995 and 1996 for all facilities amounted to $83,000, $86,000 and $91,000, respectively.

                In addition, the Partnership rents line space on utility poles in some of the franchise areas it serves. These rentals amounted to $265,000, $290,000 and $341,000 for the years ended December 31, 1994, 1995 and 1996, respectively. Generally such pole rental agreements are short-term, but the Partnership expects such rentals to continue in the future.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (CONTINUED)

                   -------------------------------------------


NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONCLUDED)

                 Other commitments include approximately $650,000 at December 31, 1996 to upgrade certain portions of the Burke County, North Carolina cable system over the next five years as required by the applicable franchise agreements. However, provided it has the necessary liquidity, the Partnership intends to rebuild the entire Burke County system during the next five years at an estimated total cost of approximately $10 million. As discussed in Note 4, the Partnership Agreement limits the Partnership's ability to increase its borrowings. While the Partnership believes that anticipated cash flow from operations will be sufficient to fund its minimum capital expenditure plans in 1997, the Partnership's management does not believe that the Partnership will be able to fund its future rebuild plans entirely from operating cash flow.

                 The Partnership is subject to regulation by various federal, state and local government entities. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), provides for, among other things, federal and local regulation of rates charged for basic cable service, cable programming services and equipment and installation services. Regulations issued in 1993 and significantly amended in 1994 by the Federal Communications Commission (the "FCC") have resulted in changes in the rates charged for the Partnership's cable services. The Partnership believes that compliance with the 1992 Cable Act has had a negative impact on its operations and cash flow. It also presently believes than any potential future liabilities for refund claims or other related actions would not be material. The Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law on February 8, 1996. This statute contains a significant overhaul of the federal regulatory structure. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain nonbasic programming services in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC is in the process of conducting a number of additional rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act.

                 The Partnership has various contracts to obtain basic and premium programming for its systems from program suppliers whose compensation is generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures or offer marketing support to the Partnership. The Partnership's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. The Partnership does not have long-term programming contracts for the supply of a substantial amount of its programming. Accordingly, no assurance can be given that the Partnership's programming costs will not increase substantially or that other materially adverse terms will not be added to the Partnership's programming contracts. Management believes, however, that the Partnership's relations with its programming suppliers generally are good.

NOTE 9 - EMPLOYEE BENEFIT PLANS

                 The Partnership maintains a Key Executive Equity Program (the "Program") for certain key employees designated by the Partnership. Participants become vested over six years from the date of admission into the Program. Under the terms of the Program, participants derive benefits, as defined, in the Program based on achieving a specified operating margin percentage in conjunction with a specific percentage increase in cash flow in relation to the immediately preceding year. The effect of certain events and transactions, such as system

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONCLUDED)

                   -------------------------------------------


NOTE 9 - EMPLOYEE BENEFIT PLANS (CONCLUDED)

acquisitions and dispositions, are adjusted on a pro forma basis in the determination of benefits. There were no expenses incurred in 1994, 1995 and 1996. On February 14, 1995, the Board of Representatives of the General Partner approved the termination of the Program. All current participants will continue to vest in their contributions, but there will be no new participants or future contributions.

                 The Partnership also has a cash or deferred profit sharing plan (the "Profit Sharing Plan") covering substantially all of its employees. The Profit Sharing Plan provides that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. The Partnership's contribution to the Profit Sharing Plan, as determined by management, is discretionary but may not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. There were no contributions charged against operations of the Partnership for the Profit Sharing Plan in 1994, 1995 or 1996.

NOTE 10 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                 During the years ended December 31, 1994, 1995 and 1996, the Partnership paid cash interest amounting to $1.7 million, $2.1 million and $2.2 million, respectively.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



           Column A                 Column B          Column C            Column D             Column E
           --------                 --------          --------            --------             --------

                                                      Additions
                                   Balance at        charged to                               Balance at
                                   beginning          costs and                                 end of
         Description                of period         expenses          Deductions(a)           period
         -----------               ----------        ----------         -------------         ----------
                                                        (Dollars in Thousands)
Allowance for possible
  losses on receivables

Year ended December 31,

             1994              $       48       $        281       $        (302)       $         27

             1995              $       27       $        234       $        (221)       $         40

             1996              $       40       $        171       $        (180)       $         31


(a)  Write-off uncollectible accounts

                                 EXHIBIT INDEX

Exhibit
Number         Description
------         -----------
3.1            Certificate of Limited Partnership of the Registrant filed with the California Secretary of State on February 17, 1989.(1)

3.2 Agreement of Limited Partnership of the Registrant dated as of February 21, 1989.(1)

3.3            Certificate of Limited Partnership of Falcon Classic Cable
               Investors, L.P. filed with the California Secretary of State on February 21, 1989.(1)

3.4            Agreement of Limited Partnership of Falcon Classic Cable
               Investors, L.P. dated as of February 17, 1989 among Falcon
               Holding Group, Inc., Marc B. Nathanson, Stanley S. Itskowitch,
               Frank J. Intiso, and Michael K. Menerey.(1)

3.5            Articles of Incorporation of Falcon Holding Group, Inc.(1)

3.6            Bylaws of Falcon Holding Group, Inc.(1)

3.7            Amended and Restated Agreement of Limited Partnership of the
               Registrant dated as of April 14, 1989.(1)

3.8            Amended and Restated Agreement of Limited Partnership of Falcon
               Classic Cable Investors, L.P. dated as of April 1989 among Falcon
               Holding Group, Inc., Marc B. Nathanson, Stanley S. Itskowitch,
               Frank J. Intiso, and Michael K. Menerey.(1)

3.9            Amended and Restated Agreement of Limited Partnership of the
               Registrant dated as of May 11, 1989.(1)

3.10           Amended and Restated Agreement of Limited Partnership of Falcon
               Classic Cable Investors, L.P. dated as of May 10, 1989 among
               Falcon Holding Group, Inc., Marc B. Nathanson, Stanley S.
               Itskowitch, Frank J. Intiso, and Michael K. Menerey.(1)

3.11           Amended and Restated Agreement of Limited Partnership of the
               Registrant dated as of May 15, 1989.(1)

3.12           First Amendment to Amended and Restated Agreement of Limited
               Partnership of the Registrant dated as of July 24, 1989(3)

4.1            Subscription Documents(1)

10.1           Management Agreement between the Registrant and Falcon Holding
               Group, Inc. dated as of May 15, 1989.(1)

10.2 Asset Purchase and Sale Agreement dated as of July 14, 1989 by and among Jack Kent Cooke Incorporated, Cooke Media Group Inc.,
               Cooke Cablevision of Cottage Grove, Inc., Cooke Cablevision,
               Inc., and Pacific Telatronics, Inc., on one part, and Falcon
               Holding Group, Inc., on another part.(1)

10.3           Assignment and Assumption of Purchase Agreement dated October 12,
               1989 by and between Falcon Holding Group, Inc. and the Registrant.(1)

10.4           Assignment and Assumption of Purchase Agreement dated October 12,
               1989 by and between Falcon Holding Group, Inc. and the Registrant.(1)

                                 EXHIBIT INDEX

Exhibit
Number         Description
------         -----------
10.5           Ordinance No. 568 of the City of Redmond, Oregon, granting a non-exclusive franchise to McCaw Communications of Redmond to operate and maintain a cable communications system within the
               City limits of Redmond, Oregon passed and adopted by the City
               Council on November 21, 1989.(3)

10.6           Ordinance No. 600 of the City of Redmond, Oregon dated November
               8, 1984, approving the transfer and assignment of the rights to construct, operate and maintain a community antenna television system in the City of Redmond, Oregon.(3)

10.7           Ordinance No. 87-05 of the City of Redmond, Oregon dated February
               24, 1987, approving the transfer and assignment of the rights to construct, operate and maintain a community antenna television system in the City of Redmond, Oregon.(3)

10.8           Ordinance No. 89-15 of the City of Redmond, Oregon dated November
               21, 1989, approving the transfer and assignment to operate a cable television system in the City of Redmond, Oregon.(3)

10.9 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for Burke
               County, North Carolina.(7)

10.10          Assignment of Cable Television Franchise for Laurel County,
               Kentucky.(7)

10.11 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for Pulaski
               County, Kentucky, dated June 6, 1979.(7)

10.12 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for Pulaski
               County, Kentucky, dated October 26, 1988.(7)

10.13 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the City of Somerset, Kentucky.(7)

10.14 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for Queen
               Anne's County, Maryland.(7)

10.15 Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for Talbot
               County, Maryland.(7)

10.16          Asset Purchase Agreement dated as of July 20, 1991 by and between
               Burke Cable Company Ltd. and the Registrant.(4)

10.17 Asset Purchase Agreement dated as of April 24, 1991 by and between Cumberland Valley Cable TV Company and the Registrant.(5)

10.18          Asset Purchase Agreement dated as of May 1, 1991 by and between
               Simmons Communications Company, LP and the Registrant.(6)

10.19 Asset Purchase Agreement dated as of September 20, 1991 by and between CABLE TV FUND XII-BCB VENTURE and the Registrant.(8)

10.20          Ordinance No. 7-70-71 of the City of California City granting to
               Desert Video, Inc. a franchise to construct, operate and maintain a cable television system. Passed and adopted January 31, 1974.(8)

10.21          Resolution No. 4-86-1208 of the Council of the City of California
               City approving the transfer of a CATV Franchise from Antelope
               Valley Cablevision to Jones Intercable, Inc. Passed, approved and adopted April 1, 1986.(8)

10.22 Ordinance No. 86-373 of the City of California City approved of the transfer of the above cable television franchise from Desert
               Video, Inc. to Jones Intercable, Inc. a Colorado Corporation.
               Passed and adopted May 6, 1986.(8)

                                 EXHIBIT INDEX

Exhibit
Number         Description
------         -----------

10.23 Resolution No. 3-88-1301 of the City of California City approved of the transfer of the above the above cable television franchise from Jones Intercable, Inc., a Colorado Corporation, to Cable TV
               Fund 12-BCD Venture.  Passed and adopted March 15, 1988.(8)

10.24 Resolution No. 3-92-1463 of the City of California City granting the transfer of the above cable company franchise from Cable TV
               Fund 12-BCD Venture to Falcon Classic Cable Income Properties,
               L.P.  Passed and approved March 3, 1992.(8)

10.25          Credit Agreement by and among Falcon Classic Cable Income
               Properties, L.P., The Bank of California, N.A., as Agent, Societe
               Generale, NationsBank of Texas, N.A., The Connecticut National
               Bank, N.A. and The Bank of California, N.A., as banks dated as of September 10, 1992.(10)

10.26          Bill of Sale and Assignment whereby Falcon Holding Group, Inc.
               assigned its interest in the Classic Management Agreement to Falcon Holding Group, L.P. (10)

10.27          First amendment to the Credit Agreement by and among Falcon
               Classic Cable Income Properties, L.P., The Bank of California,
               N.A., as Agent, Societe Generale, NationsBank of Texas, N.A., The
               Connecticut National Bank, N.A. and The Bank of California, N.A., as banks, dated as of April 10, 1995.(12)

10.28 Franchise Ordinance No. 450.2 and related documents granting non-exclusive franchises to erect, construct, maintain and operate community antenna television service facilities in Laurel
               County, Kentucky. (12)

10.29 Franchise Agreement between the Town of Valdese, North Carolina, and Falcon Classic Cable Income Properties, L.P., dated June 5,
               1995.(14)

10.30          Fair Market Valuation Report for Falcon Classic Cable Income
               Properties, L.P., as of December 31, 1996, dated February 20,
               1997, prepared by Arthur Andersen LLP.

10.31          Valuation Analysis for Falcon Classic Cable Income Properties,
               L.P., as of December 31, 1996, dated March 3, 1997, prepared by
               Communications Equity Associates.

10.32          Fair Market Valuation Report for Falcon Classic Cable Income
               Properties, L.P., as of December 31, 1996, dated March 10, 1997, prepared by Kane Reece Assocates, Inc.

21.1           Subsidiaries:  None

28.1           Prospectus Supplement dated November 6, 1989 to the Registrant's
               Prospectus dated May 15, 1989.(2)

28.2           Prospectus Supplement dated April 17, 1990 to the Registrant's
               Prospectus dated May 15, 1989 and the Prospectus Supplement dated
               November 6, 1989.(3)

99.1 Memorandum to Unitholders dated August 13, 1993 relating to distribution policy of the Partnership.(9)

99.2 Memorandum to Unitholders dated April 29, 1994 relating to distribution policy of the Partnership.(11)

99.3 Memorandum to Unitholders dated October 24, 1996 relating to JJJ tender offer.(15)

                              FOOTNOTE REFERENCES

 (1) Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form S-1, Registration No. 33-27215.

 (2) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-18266 for the fiscal year ended December 31, 1989.

 (3) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-18266 for the fiscal year ended December 31, 1990.

 (4) Incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K, File No. 0-18266 dated March 21, 1991.

 (5) Incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K, File No. 0-18266 dated May 2, 1991.

 (6) Incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K, File No. 0-18266 dated October 3, 1991.

 (7) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-18266 for the fiscal year ended December 31, 1991.

 (8) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-18266 for the fiscal year ended December 31, 1992.

 (9) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 0-18266 for the quarter ended June 30, 1993.

(10) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-18266 for the fiscal year ended December 31, 1993.

(11) Incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K, File No. 0-18266 dated April 29, 1994.

(12) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-18266 for the fiscal year ended December 31, 1994.

(13) Incorporated by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q, File No. 0-18266 for the quarter ended June 30, 1995.

(14) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-18266 for the fiscal year ended December 31, 1995.

(15) Incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K, File No. 0-18266 dated October 24, 1996.