Form 10-Q
period 1997-03-31
FALCON CLASSIC CABLE INCOME PROPERTIES LP
filed 1997-05-09
CIK 846811

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           ___________________________

                                   FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            March 31, 1997
                                   ----------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               ---------------------    -----------------------

                         Commission File Number     0-18266
                                                ----------------

Falcon Classic Cable Income Properties, L.P.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                California                                    95-4200409
------------------------------------------              -----------------------
        (State or other jurisdiction                       (I.R.S. Employer
      of incorporation or organization)                  Identification Number)


   10900 Wilshire Boulevard - 15th Floor
            Los Angeles, California                              90024
------------------------------------------              -----------------------
  (Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:     (310) 824-9990
                                                    ---------------------------


------------------------------------------------------------------------------
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

                            CONDENSED BALANCE SHEETS

                  ============================================


                                                                                  December 31,    March 31,
                                                                                       1996*         1997
                                                                                  -----------     ---------
                                                                                                 (Unaudited)
                                                                                    (Dollars in Thousands)
ASSETS:
   Cash and cash equivalents                                                        $  7,126      $  6,643
   Receivables, less allowance of $31,000 and
      $39,000 for possible losses                                                        660           572
   Prepaid expenses and other assets                                                   1,516         1,237
   Property, plant and equipment, less accumulated
      depreciation and amortization of $19,128,000 and $20,068,000                    30,655        30,528
   Franchise cost and goodwill, less accumulated
      amortization of $15,029,000 and $15,697,000                                     17,409        16,749
   Customer lists and other intangible costs, less
      accumulated amortization of $2,684,000 and $2,790,000                            1,968         1,904
                                                                                    --------      --------

                                                                                    $ 59,334      $ 57,633
                                                                                    ========      ========


                                               LIABILITIES AND PARTNERS' EQUITY
                                               --------------------------------

LIABILITIES:
   Notes payable                                                                    $ 24,300      $ 23,288
   Accounts payable                                                                      542           219
   Accrued expenses                                                                    2,509         2,371
   Payable to general partner                                                          1,006           440
   Customer deposits and prepayments                                                     144           159
                                                                                    --------      --------
          TOTAL LIABILITIES                                                           28,501        26,477
                                                                                    --------      --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:
   General partner                                                                       401           404
   Limited partners                                                                   30,654        30,974
   Notes receivable from general partner                                                (222)         (222)
                                                                                    --------      --------
          TOTAL PARTNERS' EQUITY                                                      30,833        31,156
                                                                                    --------      --------

                                                                                    $ 59,334      $ 57,633
                                                                                    ========      ========






               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                  ============================================




                                                                Unaudited
                                                       ------------------------
                                                           Three months ended
                                                                March 31,
                                                       ------------------------
                                                         1996            1997
                                                       --------        --------
                                                         (Dollars in thousands
                                                     except per unit information)
REVENUES                                               $  4,706        $  5,250
                                                       --------        --------

EXPENSES:
   Service costs                                          1,550           1,623
   General and administrative expenses                      633             729
   Management fees and reimbursed expenses                  376             420
   Depreciation and amortization                          2,114           1,746
                                                       --------        --------

                Total Expenses                            4,673           4,518
                                                       --------        --------

                Operating income                             33             732

INTEREST EXPENSE, NET                                      (540)           (410)
                                                       --------        --------

NET (LOSS) INCOME                                      $   (507)       $    322
                                                       ========        ========

NET (LOSS) INCOME PER LIMITED
   PARTNERSHIP UNIT                                    $  (6.99)       $   4.44
                                                       ========        ========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                       71,879          71,879
                                                       ========        ========

















            See accompanying notes to condensed financial statements.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                            STATEMENTS OF CASH FLOWS

                  ============================================





                                                                 Unaudited
                                                          ---------------------
                                                           Three months ended
                                                                 March 31,
                                                          ---------------------
                                                           1996           1997
                                                          -------       -------
                                                          (Dollars in Thousands)

Net cash provided by operating activities                 $ 1,148       $ 1,425
                                                          -------       -------

Cash flows from investing activities:
   Capital expenditures                                      (651)         (845)
   Increase in intangible assets                              (14)          (50)
                                                          -------       -------

Net cash used in investing activities                        (665)         (895)
                                                          -------       -------

Cash flows from financing activities:
   Repayment of borrowings                                      -        (1,013)
                                                          -------       -------

Increase (decrease) in cash and cash equivalents              483          (483)

Cash and cash equivalents at beginning of period            6,137         7,126
                                                          -------       -------

Cash and cash equivalents at end of period                $ 6,620       $ 6,643
                                                          =======       =======














           See accompanying notes to condensed financial statements.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                  ============================================



NOTE 1 - INTERIM FINANCIAL STATEMENTS

         The interim condensed financial statements for the three months ended March 31, 1997 and 1996 are unaudited. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results for the entire year.


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


NOTE 4 - RECLASSIFICATIONS

         Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The 1996 Telecom Act provides that certain of the rate regulations will be phased out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

         This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs, the possible sale of assets by the Partnership and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership, as discussed more fully elsewhere in this Report. In addition to the information set forth in this Report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 and its Current Report on Form 8-K dated February 6, 1997 for additional information regarding such matters and the effect thereof on the Partnership's business.

RECENT DEVELOPMENTS

         Pursuant to the terms of the "Appraisal Process" provided for in the Partnership Agreement, the Partnership may, in the sole discretion of the General Partner, sell individual cable systems and may also sell all or substantially all of the Partnership's assets to the General Partner or its affiliates. Any such sale must be made in cash at the median of appraisals undertaken by three nationally recognized experts in the cable television field. As previously reported, the Partnership commenced the "Appraisal Process" in August 1996 and received the results of the related appraisals in February 1997. The full text of these appraisals has previously been filed with the Securities and Exchange Commission. As of the date of this Report, the General Partner has not made a decision as to whether or not it will further pursue the acquisition of any Partnership assets at this time. Accordingly, there can be no assurance that any such sale of any or all of the Partnership's assets in accordance with the rights of the General Partner and its affiliates under the terms of the Partnership Agreement will be pursued, or if pursued, when and if any such transaction will be consummated. These matters are discussed more fully in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 and its Current Reports on Form 8-K dated August 27, 1996, October 17, 1996 and February 6, 1997. Unitholders are urged to review the referenced materials carefully.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.



RESULTS OF OPERATIONS

         The Partnership's revenues increased from $4.7 million to $5.3 million, or by 11.6% for the three months ended March 31, 1997 as compared to the corresponding period in 1996. Of the $544,000 increase, approximately $461,000 was due to increases in regulated service rates implemented during 1996, $100,000 was due to the restructuring of The Disney Channel from a premium channel to a tier channel on July 1, 1996, $55,000 was due to programmer incentives and $51,000 was due to increases in advertising sales. These increases were partially offset by revenue decreases of $123,000, primarily due to reductions in the number of subscriptions for premium cable services. As of March 31, 1997, the Partnership had approximately 47,880 homes subscribing to cable service and 16,592 premium service units. The decrease of 4,802 premium units from March 31, 1996 was due in part to approximately 2,950 Disney premium units that became tier subscriptions under the restructuring discussed above.

         Service costs remained relatively unchanged at approximately $1.6 million for the three months ended March 31, 1997 as compared to the corresponding period in 1996. Service costs represent costs directly attributable to providing cable services to customers. The $73,000 increase was primarily due to an increase of $155,000 in programming fees charged by program suppliers (including primary satellite fees), which included a $34,000 increase related to the restructuring of The Disney Channel discussed above and an increase of $39,000 in franchise fees. The increases in service costs discussed above were partially offset by a $119,000 increase in capitalized labor, primarily due to upgrading the existing cable television system in Maryland.

         General and administrative expenses increased from $633,000 to $729,000, or by 15.2%, for the three months ended March 31, 1997 as compared to the corresponding period in 1996. Of the $96,000 increase, $46,000 was due to increases in insurance cost, $10,000 was due to increases in compliance costs associated with re-regulation by the FCC, $10,000 was due to increases in costs associated with marketing activities and $30,000 was due to increases in other expenses.

         General Partner management fees and reimbursed expenses remained constant as a percent of revenue at 8.0%, and increased from $376,000 to $420,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996.

         Depreciation and amortization expenses decreased from $2.1 million to $1.7 million, or by 17.4%, for the three months ended March 31, 1997 as compared to the corresponding period in 1996. The $368,000 decrease was due primarily to certain assets becoming fully amortized in 1996.

         Operating income increased from $33,000 to $732,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996. The $699,000 increase in operating income was due primarily to increased revenues and decreases in depreciation and amortization expense as discussed above.

         Net interest expense, including the effects of interest rate hedging agreements, decreased from $540,000 to $410,000, or by 24.1%, for the three months ended March 31, 1997 as compared to the corresponding period in 1996. The $130,000 decrease was due primarily to lower average debt balances and

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.


RESULTS OF OPERATIONS (CONCLUDED)

lower interest rates. The hedging agreements resulted in higher interest expense of $29,000 and $22,000 for the three months ended March 31, 1997 and 1996, respectively.

         Due to the factors described above, the Partnership's net loss of $507,000 for the three months ended March 31, 1996 changed to net income of $322,000 for the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow generated from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to possible improvement and upgrade of its systems. The Partnership relies upon the availability of cash generated from operations and possible borrowings to fund its ongoing capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing systems. The Partnership has encountered liquidity difficulties due in part to the adverse effects of the 1992 Cable Act and new competitive pressures resulting from both technological advances as well as from the 1996 Telecom Act, which will require that material amounts of capital be invested in the Partnership's systems. As previously reported, in response to the FCC's amended rate regulation rules, distributions to Unitholders were discontinued subsequent to the April 15, 1994 payment in order to preserve cash resources. The Partnership also delayed the majority of its rebuild and upgrade capital expenditure programs that had been scheduled for 1994, 1995, 1996 and 1997 in order to preserve liquidity.

         The Partnership's access to capital remains severely constrained primarily due to the limitations imposed by the Partnership Agreement. This limitation on indebtedness, which is discussed below, is at odds with the need to increase leverage and to spend approximately $44 million to rebuild and upgrade the Partnership's systems (of which approximately $650,000 is mandated by franchise agreements) and has caused the Partnership to limit its 1997 rebuild and upgrade plans. Current plans are to expend an aggregate of approximately $5 million in 1997 for all capital expenditures, including approximately $1.0 million in upgrades to a portion of one system and $300,000 to upgrade portions of two other systems, which represents the minimum level of expenditures that management believes are necessary, in the short term, to comply with franchise authorities and FCC technical requirements. As a result, the Partnership's systems are significantly less technically advanced than had been expected prior to the implementation of re-regulation. The Partnership believes that the delays in upgrading many of its systems will, under present market conditions, most likely have an adverse effect on the value of those systems compared to systems that have been rebuilt to a higher technical standard. Further, it should be noted that the approximate capital expenditure amounts discussed above are current estimates only and are subject not only to the normal uncertainties of construction projects but also to any changes in materials requirements or design characteristics due to future developments in the underlying technologies.

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

         As of March 31, 1997, the amount outstanding under the Partnership's amended Bank Credit Agreement was $23.3 million. As discussed above, the Partnership had no additional borrowings available to it. At March 31, 1997, such borrowings bore interest at an average rate of 7.8% (including the effect of interest rate swap transactions). The Bank Credit Agreement also contains various restrictions relating to, among other things, mergers and acquisitions, investments, capital expenditures, a change in control and the incurrence of additional indebtedness and also requires compliance with certain financial covenants. Management believes that the Partnership was in compliance with all such requirements as of March 31, 1997. The Bank Credit Agreement requires principal repayments of $1.0 million on June 30, 1997, September 30, 1997 and December 31, 1997 and $5.4 million in 1998. The Partnership made its scheduled principal repayment of $1.0 million on March 31, 1997.

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

         The Partnership's management agreement with the General Partner requires deferral of the payment of up to 50% of the management fees, without interest, unless Adjusted Operating Cash (as defined) for such month exceeds a 10% annualized return calculated with respect to outstanding Partnership Units. To the extent that Adjusted Operating Cash exceeds such amount, the General Partner may recover previously deferred fees, without interest. In compliance with these provisions, the General Partner received its standard management fee for the three months ended March 31, 1997 and recovered $276,000 in previously deferred management fees.

         The Partnership Agreement also limits borrowings incurred to make distributions to partners to not more than 10% of Gross Proceeds (as defined) from the public offering of the Units (approximately $7.2 million). As of March 31, 1997, the Partnership had incurred an aggregate of approximately $5.4 million in borrowings to make distributions to partners. The Partnership discontinued distributions subsequent to the April 15, 1994 payments.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

         THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         Cash provided by operating activities increased from $1.1 million to $1.4 million, or by $277,000, for the three months ended March 31, 1997 as compared to the corresponding period in 1996. The increase resulted from an increase in net income of $830,000, $368,000 of which resulted from a decrease in non-cash depreciation and amortization; and from a decrease of $185,000 in other operating items (receivables, prepaid expenses and other assets, cable materials, equipment and supplies, payables, accrued expenses and customer deposits and prepayments), which includes the $276,000 decrease in deferred management fees discussed above.

         Cash used in investing activities increased by $230,000 in the three months ended March 31, 1997 as compared to the corresponding period in 1996, primarily due to an increase in capital expenditures. Cash used by financing activities increased by $1.0 million because of the repayment of debt of $1.0 million on March 31, 1997.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 45.6% to 47.2% in the three months ended March 31, 1997 as compared to the corresponding period in 1996. The increase was primarily caused by increased revenues, as described above. EBITDA increased from $2.1 million to $2.5 million, or by 15.4%, in the three months ended March 31, 1997 as compared to the corresponding period in 1996.

INFLATION

         Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way.

PART II.          OTHER INFORMATION


ITEMS 1-5.        Not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)      None

                  (b) The Registrant filed a Form 8-K dated February 6, 1997, in which it reported under Item 5 that the General Partner received summaries of the results of the appraisals from the three independent appraisers. The full text of these appraisals has been filed as Exhibits 10.30 through 10.32 to the Company's Form 10-K for the year ended December 31, 1996.

                           The Registrant filed a Form 8-K dated February 13, 1997, in which it reported under Item 5 that the General Partner had mailed a letter to all limited partners making them aware that an unsolicited offer by Everest Cable Investors, LLC to buy partnership units was, in the opinion of the General Partner, inadequate and advising unitholders of the recommendation of the General Partner that they not accept the offer. The letter also advised unitholders, among other things, that the offer was made without the consent or involvement of the General Partner.

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



                                     By: Falcon Classic Cable Investors, L.P.
                                         Managing General Partner

                                     By: Falcon Holding Group, L.P.
                                         General Partner

                                     By: Falcon Holding Group, Inc.
                                         General Partner




Date:  May 6, 1997                   By: /s/ Michael K. Menerey
                                        ----------------------------------
                                             Michael K. Menerey, Secretary
                                             and Chief Financial Officer