Form 10-Q
period 1997-06-30
FALCON CLASSIC CABLE INCOME PROPERTIES LP
filed 1997-08-13
CIK 846811

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               --------------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1997
                              --------------------------

                                       OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------   -------------------------

                         Commission File Number   0-18266
                                                 ---------

Falcon Classic Cable Income Properties, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

California                                                    95-4200409
-------------------------------                          -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

10900 Wilshire Boulevard - 15th Floor
       Los Angeles, California                                  90024
-------------------------------------                   ------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (310) 824-9990
                                                    -----------------


--------------------------------------------------------------------------------
                 Former name, former address and former fiscal
                      year, if changed since last report.



           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

                         PART I - FINANCIAL INFORMATION

                 FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                            CONDENSED BALANCE SHEETS

              ===================================================


                                                                         December 31,      June 30,
                                                                            1996*            1997
                                                                          --------         --------
                                                                                          (Unaudited)
                                                                            (Dollars in Thousands)
ASSETS:
   Cash and cash equivalents                                              $  7,126         $  6,824
   Receivables, less allowance of $31,000 and
      $37,000 for possible losses                                              660              767
   Prepaid expenses and other assets                                         1,516            1,024
   Property, plant and equipment, less accumulated
      depreciation and amortization of $19,128,000 and $21,028,000          30,655           30,696
   Franchise cost and goodwill, less accumulated
      amortization of $15,029,000 and $16,368,000                           17,409           16,082
   Customer lists and other intangible costs, less
      accumulated amortization of $2,684,000 and $2,233,000                  1,968            1,844
                                                                          --------         --------

                                                                          $ 59,334         $ 57,237
                                                                          ========         ========

                                   LIABILITIES AND PARTNERS' EQUITY
                                   --------------------------------

LIABILITIES:
   Notes payable                                                          $ 24,300         $ 22,275
   Accounts payable                                                            542              275
   Accrued expenses                                                          2,509            2,981
   Payable to general partner                                                1,006              272
   Customer deposits and prepayments                                           144              163
                                                                          --------         --------
            TOTAL LIABILITIES                                               28,501           25,966
                                                                          --------         --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:
   General partner                                                             401              405
   Limited partners                                                         30,654           31,088
   Notes receivable from general partner                                      (222)            (222)
                                                                          --------         --------
            TOTAL PARTNERS' EQUITY                                          30,833           31,271
                                                                          --------         --------

                                                                          $ 59,334         $ 57,237
                                                                          ========         ========


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

              ===================================================


                                                              Unaudited
                                                      --------------------------
                                                          Three months ended
                                                               June 30,
                                                      --------------------------
                                                         1996             1997
                                                      ---------         --------
                                                        (Dollars in thousands
                                                      except per unit information)

REVENUES                                               $  4,812         $  5,140
                                                       --------         --------

EXPENSES:
   Service costs                                          1,487            1,519
   General and administrative expenses                      733              880
   Management fees and reimbursed expenses                  386              411
   Depreciation and amortization                          1,985            1,867
                                                       --------         --------

                  Total Expenses                          4,591            4,677
                                                       --------         --------

                  Operating income                          221              463

INTEREST EXPENSE, NET                                      (399)            (388)

OTHER INCOME                                                 --               41
                                                       --------         --------

NET INCOME (LOSS)                                      $   (178)        $    116
                                                       ========         ========

Net income (loss) allocated to General Partner         $     (2)        $      1
                                                       ========         ========

Net income (loss) allocated to Limited Partners        $   (176)        $    115
                                                       ========         ========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                                    $  (2.45)        $   1.60
                                                       ========         ========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                       71,879           71,879
                                                       ========         ========


            See accompanying notes to condensed financial statements.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

              ===================================================


                                                              Unaudited
                                                       -------------------------
                                                           Six months ended
                                                                June 30,
                                                       -------------------------
                                                         1996             1997
                                                       --------        ---------
                                                         (Dollars in thousands
                                                      except per unit information)

REVENUES                                               $  9,518         $ 10,391
                                                       --------         --------

EXPENSES:
   Service costs                                          3,037            3,142
   General and administrative expenses                    1,366            1,609
   Management fees and reimbursed expenses                  762              831
   Depreciation and amortization                          4,099            3,613
                                                       --------         --------

                  Total Expenses                          9,264            9,195
                                                       --------         --------

                  Operating income                          254            1,196

INTEREST EXPENSE, NET                                      (939)            (798)

OTHER INCOME                                                 --               41
                                                       --------         --------

NET INCOME (LOSS)                                      $   (685)        $    439
                                                       ========         ========

Net income (loss) allocated to General Partner         $     (7)        $      4
                                                       ========         ========

Net income (loss) allocated to Limited Partners        $   (678)        $    435
                                                       ========         ========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                                    $  (9.44)        $   6.04
                                                       ========         ========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                       71,879           71,879
                                                       ========         ========


            See accompanying notes to condensed financial statements.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                            STATEMENTS OF CASH FLOWS

              ===================================================


                                                                Unaudited
                                                        ------------------------
                                                            Six months ended
                                                                June 30,
                                                        ------------------------
                                                          1996            1997
                                                        -------         --------
                                                         (Dollars in Thousands)

Net cash provided by operating activities               $ 3,293         $ 3,926
                                                        -------         -------

Cash flows from investing activities:
   Capital expenditures                                  (1,695)         (2,112)
   Increase in intangible assets                            (37)            (91)
                                                        -------         -------

Net cash used in investing activities                    (1,732)         (2,203)
                                                        -------         -------

Cash flows from financing activities:
   Repayment of borrowings                                 (675)         (2,025)
                                                        -------         -------

Increase (decrease) in cash and cash equivalents            886            (302)

Cash and cash equivalents at beginning of period          6,137           7,126
                                                        -------         -------

Cash and cash equivalents at end of period              $ 7,023         $ 6,824
                                                        =======         =======


            See accompanying notes to condensed financial statements.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


NOTE 1 - INTERIM FINANCIAL STATEMENTS

           The interim condensed financial statements for the three and six months ended June 30, 1997 and 1996 are unaudited. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results for the entire year.


NOTE 2 - NOTES RECEIVABLE

           In accordance with the Partnership Agreement, the capital contribution of the General Partner was contributed one-half in cash and one-half in General Partner's notes. The notes are non-interest bearing and are payable on demand of the holder.


NOTE 3 - EARNINGS PER EQUIVALENT UNIT

           Earnings per equivalent limited partnership unit are based on the average number of limited partnership units outstanding during the periods presented. For this purpose, earnings have been allocated 99% to the limited partners and 1% to the general partner. The General Partner does not own units of partnership interest in the Partnership, but rather holds a participation interest in the income, losses and distributions of the Partnership.


NOTE 4 - RECLASSIFICATIONS

           Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The 1996 Telecom Act provides that certain of the rate regulations will be phased out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and Federal Communications Commission (the "FCC") rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

         This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs, the proposed sale of assets by, and liquidation of, the Partnership and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership, as discussed more fully elsewhere in this Report. In addition to the information set forth in this Report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, its Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and its Current Reports on Form 8-K dated February 6, 1997, June 4, 1997 and June 24, 1997 for additional information regarding such matters and the effect thereof on the Partnership's business.

RECENT DEVELOPMENTS

         Pursuant to the terms of the "Appraisal Process" provided for in the Partnership Agreement, the Partnership may, in the sole discretion of the General Partner, sell individual cable systems and may also sell all or substantially all of the Partnership's assets to the General Partner or its affiliates. Any such sale must be made in cash at the median of appraisals undertaken by three nationally recognized experts in the cable television field. As previously reported, the Partnership commenced the "Appraisal Process" in August 1996 and received the results of the related appraisals in February 1997. The full text of these appraisals has previously been filed with the Securities and Exchange Commission. By letter dated June 24, 1997, the General Partner advised the Partnership that it intended to exercise its purchase right to acquire all of the Partnership's cable systems pursuant to the Appraisal Process for cash consideration equal to the median appraised value of $82.0 million (the "Appraised Value"). The General Partner further advised the Partnership that, as permitted by the Partnership Agreement, it intended that the cable systems be acquired (the "Sale") by certain affiliates of the General Partner (the "Purchasers"). On June 27, 1997, the General Partner caused the Partnership to enter into an Asset Purchase Agreement with the Purchasers, and the parties

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.


RECENT DEVELOPMENTS (CONCLUDED)

have begun to seek the necessary regulatory and other consents. The Asset Purchase Agreement is filed as an exhibit to the Partnership's Current Report on Form 8-K dated June 24, 1997.

         The Partnership Agreement provides that the Partnership shall be dissolved upon the occurrence of the sale or distribution of all or substantially all of the assets of the Partnership, which will occur upon consummation of the Sale. The Partnership Agreement also provides that upon the dissolution of the Partnership, the General Partner shall take such actions as are necessary for the winding up of the affairs of the Partnership and the distribution of its assets to the partners pursuant to the provisions of the Partnership Agreement. Accordingly, following the consummation of the Sale, the General Partner will wind-up the affairs of the Partnership in accordance with the terms of the Partnership Agreement, including the liquidation of the assets of the Partnership, the discharge of all of the liabilities of the Partnership, and the distribution of the remaining assets of the Partnership to its partners as appropriate.

         Based upon the Appraised Value of $82.0 million and assuming a hypothetical liquidation of the Partnership on June 30, 1997, the estimated cash distribution to unitholders would have been approximately $877 per limited partnership unit (the "Hypothetical Estimated Per Unit Distribution") (based upon 71,879 units outstanding). This Hypothetical Estimated Per Unit Distribution was calculated assuming net liabilities on the balance sheet of the Partnership, net of current assets ("Net Liabilities"), of approximately $18.4 million (as of June 30, 1997), including the Partnership's outstanding bank indebtedness of $22.3 million as of June 30, 1997. As with other liabilities, the Partnership's bank indebtedness must be repaid prior to the payment of any liquidating distribution to the partners. Such Hypothetical Estimated Per Unit Distribution also assumes that the Net Liabilities as of June 30, 1997 represent the only payments, other than certain reserved expenses, that would have been required to be made by the Partnership prior to the distribution of cash to the unitholders. Accordingly, the Hypothetical Estimated Per Unit Distribution is presented for illustrative purposes only and does not necessarily represent amounts the Partnership could have distributed to unitholders on June 30, 1997 or any date thereafter. The actual distribution will vary depending on, among other things, the date of the actual dissolution and related distribution to unitholders.

         The consummation of the Sale will be conditioned upon the receipt of the necessary regulatory approvals, principally including those required pursuant to certain cable television system franchises and federal communications law. There can be no assurance that the receipt of such approvals will occur in a timely manner, if at all. The Appraisal Process and Sale are further discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, its Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and its Current Reports on Form 8-K dated August 27, 1996, October 17, 1996, February 6, 1997, June 4, 1997 and June 24, 1997. Unitholders are urged to review the referenced materials carefully.

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $4.8 million to $5.1 million, or by 6.8%, and from $9.5 million to $10.4 million, or by 9.2%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Of the $328,000 increase in revenues for the three months ended June 30, 1997 as compared to 1996, approximately $276,000 was due to increases in regulated service rates

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

implemented during 1996, $103,000 was due to the restructuring of The Disney Channel from a premium channel to a tier channel on July 1, 1996 and $42,000 was due to increases in advertising sales. The increases were partially offset by revenue decreases of $93,000, primarily due to reductions in the number of subscriptions for premium cable services. Of the $873,000 increase in revenues for the six months ended June 30, 1997, approximately $739,000 was due to increases in regulated service rates, $203,000 was due to the restructuring of The Disney Channel, $93,000 was due to increases in advertising sales and $54,000 was due to increases in programmer incentives. These increases were partially offset by revenue decreases of $216,000, primarily due to reductions in the number of subscriptions for premium cable services. As of June 30, 1997, the Partnership had approximately 48,200 homes subscribing to cable service and 16,400 premium service units. The decrease of 3,300 premium units from June 30, 1996 was due in part to approximately 1,700 Disney premium units that became tier subscriptions under the restructuring discussed above.

         Service costs remained relatively unchanged at approximately $1.5 million and $3.1 million, respectively, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Service costs represent costs directly attributable to providing cable services to customers. The $105,000 net increase in service costs for the six months ended June 30, 1997 as compared to 1996, was primarily due to an increase of $304,000 in programming fees charged by program suppliers (including primary satellite fees), which included a $69,000 increase related to the restructuring of The Disney Channel discussed above, and increases of $81,000 in franchise fees and $14,000 in property taxes. The increases in service costs discussed above were partially offset by a $294,000 increase in capitalized labor, primarily due to upgrading the cable television system in Maryland and to various projects in the Somerset and Burke cable systems.

         General and administrative expenses increased from $733,000 to $880,000, or by 20.1%, and from $1.4 million to $1.6 million, or by 17.8%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Of the $147,000 increase for the three months ended June 30, 1997 as compared to the prior year period, $130,000 was due to increases in insurance costs and $15,000 was due to increases in costs associated with marketing activities. Of the $243,000 increase for the six months ended June 30, 1997 as compared to 1996, $176,000 was due to increases in insurance costs, $25,000 was due to increases in costs associated with marketing activities and $42,000 was due to increases in other expenses.

         General Partner management fees and reimbursed expenses remained constant as a percent of revenues at 8.0%, and increased from $386,000 to $411,000, and from $762,000 to $831,000, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996.

         Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues decreased from 45.8% to 45.3% for the three months ended June 30, 1997 compared to 1996, primarily due to higher insurance premiums, and increased from 45.7% to 46.3% for the six months ended June 30, 1997 as compared to the corresponding periods in 1996. The increase was primarily caused by increased revenues, as described above. EBITDA increased from $2.2 million to $2.3 million, or by 5.6%, and from $4.4 million to $4.8 million, or by 10.5%, in the three and six months ended June 30, 1997 as compared to the corresponding

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.


RESULTS OF OPERATIONS (CONCLUDED)

periods in 1996. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

         Depreciation and amortization expenses decreased from $2.0 million to $1.9 million, or by 5.9%, and from $4.1 million to $3.6 million, or by 11.9%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. The decreases were due primarily to certain assets becoming fully amortized in 1996.

         Operating income increased from $221,000 to $463,000 and from $254,000 to $1.2 million for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. The $241,000 and $942,000 increases in operating income for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, were due primarily to increased revenues and decreases in depreciation and amortization expense as discussed above.

         Net interest expense, including the effects of interest rate hedging agreements, decreased from $399,000 to $388,000, or by 2.8%, and from $939,000 to $798,000, or by 15.0%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. The $11,000 and $142,000 decreases were due primarily to lower average debt balances and lower interest rates. The hedging agreements resulted in higher interest expense of $38,000 and $20,000 for the three months ended June 30, 1996 and 1997, respectively, and $60,000 and $49,000 for the six months ended June 30, 1996 and 1997, respectively.

         Other income increased $41,000 for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. The increase was due primarily to the sale of an easement in Somerset, Kentucky to the Commonwealth of Kentucky for the purpose of improving U.S. Highway 27.

         Due to the factors described above, the Partnership's net loss of $178,000 and $685,000 for the three and six months ended June 30, 1996 changed to net income of $116,000 and $439,000 for the corresponding three and six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, has been to distribute to its partners all available cash flow generated from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to possible improvement and upgrade of its systems. The Partnership has relied upon the availability of cash generated from operations and possible borrowings to fund its ongoing capital requirements. As previously reported, in response to the FCC's amended rate regulation rules, distributions to Unitholders were discontinued subsequent to the April 15, 1994 payment in order to preserve cash resources. The Partnership also delayed the majority of its rebuild and upgrade capital expenditure programs that had been scheduled for 1994, 1995, 1996 and 1997 in order to preserve liquidity. As discussed above in "Recent Developments,"

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

certain affiliates of the General Partner have exercised their right to acquire all of the Partnerships cable systems, and the Partnership will be liquidated shortly after the completion of that Sale.

         During 1997, capital expenditures have been and will continue to be limited to those expenditures which management believes are necessary, in the short term, to comply with franchise authorities and FCC technical requirements.

         On December 29, 1995, the Partnership borrowed $5.6 million under its Bank Credit Agreement because the revolving credit portion of that facility was scheduled to convert to a term loan on December 31, 1995. The Partnership's management believes that the Partnership's anticipated cash resources and cash flow from operations in 1997 will be sufficient to fund its capital expenditure requirements and the mandatory principal payments on its debt of $4.1 million scheduled for 1997.

         As of June 30, 1997, the amount outstanding under the Partnership's amended Bank Credit Agreement was $22.3 million. As discussed above, the Partnership had no additional borrowings available to it. At June 30, 1997, such borrowings bore interest at an average rate of 8.1% (including the effect of interest rate swap transactions). The Bank Credit Agreement also contains various restrictions relating to, among other things, mergers and acquisitions, investments, capital expenditures, a change in control and the incurrence of additional indebtedness and also requires compliance with certain financial covenants. Management believes that the Partnership was in compliance with all such requirements as of June 30, 1997. The Bank Credit Agreement mandates principal repayments of $1.0 million on September 30, 1997 and December 31, 1997 and $5.4 million in 1998. The Partnership made its scheduled principal repayments of $1.0 million on March 31, 1997 and June 30, 1997, and on July 11, 1997 made an additional unscheduled repayment of $3.5 million.

         The Partnership's management agreement with the General Partner requires deferral of the payment of up to 50% of the management fees, without interest, unless Adjusted Operating Cash (as defined) for such month exceeds a 10% annualized return calculated with respect to outstanding Partnership Units. To the extent that Adjusted Operating Cash exceeds such amount, the General Partner may recover previously deferred fees, without interest. In compliance with these provisions, the General Partner received its standard management fee for the six months ended June 30, 1997 and recovered $276,000 in previously deferred management fees.

         SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         Cash provided by operating activities increased from $3.3 million to $3.9 million, or by $633,000, for the six months ended June 30, 1997 as compared to the corresponding period in 1996. The increase resulted from an increase in net income of $1.1 million, $486,000 of which resulted from a decrease in non-cash depreciation and amortization, and from a decrease of $4,000 in other operating items (receivables, prepaid expenses and other assets, cable materials, equipment and supplies, payables, accrued expenses and customer deposits and prepayments).

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

         Cash used in investing activities increased by $471,000 in the six months ended June 30, 1997 as compared to the corresponding period in 1996, primarily due to an increase in capital expenditures. Cash used by financing activities increased by $1.4 million because of the increased required principal repayment of debt in 1997 per the Bank Credit Agreement.

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

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.


PART II.          OTHER INFORMATION

ITEMS 1-5.        Not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibit 10.33 - Asset Purchase Agreement, dated as of June 27, 1997, by and among Falcon Community Cable, L.P., Falcon Cable Media, Falcon Cable Systems Company II, L.P. and Falcon Classic Cable Income Properties, L.P. (incorporated by reference from Exhibit 1 to the Registrant's Current Report on Form 8-K dated June 24, 1997).

                           Exhibit 99.4 - Letter to unitholders dated June 24, 1997 (incorporated by reference from Exhibit 2 to the Registrant's Current Report on Form 8-K dated June 24, 1997).

                  (b) The Registrant filed a Form 8-K dated June 4, 1997, in which it reported under Item 5 that the General Partner had mailed a letter to all limited partners making them aware that an unsolicited offer by JJJ Group, LLC to buy partnership units was, in the opinion of the General Partner, inadequate and advising unitholders of the recommendation of the General Partner that they not accept the offer. The letter also advised unitholders, among other things, that the offer was made without the consent or involvement of the General Partner.

                           The Registrant filed a Form 8-K dated June 24, 1997, in which it reported under Item 5 that the General Partner had mailed a letter to all limited partners advising them that it intends to exercise its purchase right to acquire all of the Partnership's cable television systems as previously disclosed.

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



                                        By: Falcon Classic Cable Investors, L.P.
                                            Managing General Partner

                                        By: Falcon Holding Group, L.P.
                                            General Partner

                                        By: Falcon Holding Group, Inc.
                                            General Partner




Date:  August 13, 1997                  By:  /s/ Michael K. Menerey
                                            -------------------------
                                            Michael K. Menerey, Secretary
                                            and Chief Financial Officer