Form 10-Q
period 1997-09-30
FALCON CLASSIC CABLE INCOME PROPERTIES LP
filed 1997-11-14
CIK 846811

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                       -----------------------------------

                                    FORM 10-Q

(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 1997
                                -------------------------

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________

                         Commission File Number   0-18266
                                                 ----------

                  Falcon Classic Cable Income Properties, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                   California                                          95-4200409
--------------------------------------------------         -----------------------------------
(State or other jurisdiction of incorporation or            (I.R.S. Employer Identification
                  organization)                                         Number)

      10900 Wilshire Boulevard - 15th Floor
             Los Angeles, California                                     90024
--------------------------------------------------         -----------------------------------
    (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:   (310) 824-9990
                                                     -----------------


--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]     No  [ ]

                         PART I - FINANCIAL INFORMATION

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                            CONDENSED BALANCE SHEETS

                  ===========================================


                                                                     December 31,  September 30,
                                                                         1996*          1997
                                                                     ------------  -------------
                                                                                    (Unaudited)
                                                                        (Dollars in Thousands)
ASSETS:

  Cash and cash equivalents                                            $  7,126       $  3,293
  Receivables, less allowance of $31,000 and
     $43,000 for possible losses                                            660            346
  Prepaid expenses and other assets                                       1,516          1,218
  Property, plant and equipment, less accumulated
     depreciation and amortization of $19,128,000 and $22,036,000        30,655         30,924
  Franchise cost and goodwill, less accumulated
     amortization of $15,029,000 and $17,040,000                         17,409         15,438
  Customer lists and other intangible costs, less
     accumulated amortization of $2,684,000 and $2,331,000                1,968          1,778
                                                                       --------       --------

                                                                       $ 59,334       $ 52,997
                                                                       ========       ========

                               LIABILITIES AND PARTNERS' EQUITY

LIABILITIES:
  Notes payable                                                        $ 24,300       $ 17,763
  Accounts payable                                                          542            424
  Accrued expenses                                                        2,509          3,270
  Payable to general partner                                              1,006            293
  Customer deposits and prepayments                                         144            158
                                                                       --------       --------
         TOTAL LIABILITIES                                               28,501         21,908
                                                                       --------       --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:
  General partner                                                           401            404
  Limited partners                                                       30,654         30,907
  Notes receivable from general partner                                    (222)          (222)
                                                                       --------       --------
         TOTAL PARTNERS' EQUITY                                          30,833         31,089
                                                                       --------       --------

                                                                       $ 59,334       $ 52,997
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

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                  ===========================================


                                                            Unaudited
                                                     -----------------------
                                                        Three months ended
                                                          September 30,
                                                     -----------------------
                                                       1996           1997
                                                     --------       --------
                                                      (Dollars in thousands
                                                    except per unit information)
REVENUES                                             $  4,918       $  4,796
                                                     --------       --------

EXPENSES:
  Service costs                                         1,510          1,717
  General and administrative expenses                     676            569
  Management fees and reimbursed expenses                 393            384
  Depreciation and amortization                         1,789          1,920
                                                     --------       --------

             Total Expenses                             4,368          4,590
                                                     --------       --------

             Operating income                             550            206

INTEREST EXPENSE, NET                                    (442)          (370)

OTHER EXPENSE                                            -               (20)
                                                     --------       --------

NET INCOME (LOSS)                                    $    108       $   (184)
                                                     ========       ========

Net income (loss) allocated to General Partner       $      1       $     (1)
                                                     ========       ========

Net income (loss) allocated to Limited Partners      $    107       $   (183)
                                                     ========       ========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                                  $   1.49       $  (2.53)
                                                     ========       ========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                     71,879         71,879
                                                     ========       ========



            See accompanying notes to condensed financial statements.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                  ===========================================


                                                            Unaudited
                                                     -----------------------
                                                        Nine months ended
                                                          September 30,
                                                     -----------------------
                                                       1996           1997
                                                     --------       --------
                                                      (Dollars in thousands
                                                    except per unit information)
REVENUES                                             $ 14,436       $ 15,187
                                                     --------       --------
EXPENSES:
  Service costs                                         4,547          4,859
  General and administrative expenses                   2,042          2,178
  Management fees and reimbursed expenses               1,155          1,215
  Depreciation and amortization                         5,888          5,533
                                                     --------       --------

             Total Expenses                            13,632         13,785
                                                     --------       --------

             Operating income                             804          1,402

INTEREST EXPENSE, NET                                  (1,381)        (1,168)

OTHER INCOME                                             -                21
                                                     --------       --------

NET INCOME (LOSS)                                    $   (577)      $    255
                                                     ========       ========

Net income (loss) allocated to General Partner       $     (6)      $      3
                                                     ========       ========

Net income (loss) allocated to Limited Partners      $   (571)      $    252
                                                     ========       ========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                                  $  (7.95)      $   3.51
                                                     ========       ========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                     71,879         71,879
                                                     ========       ========


            See accompanying notes to condensed financial statements.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                            STATEMENTS OF CASH FLOWS

                  ===========================================


                                                            Unaudited
                                                     -----------------------
                                                        Nine months ended
                                                          September 30,
                                                     -----------------------
                                                       1996           1997
                                                     --------       --------
                                                      (Dollars in thousands)
Net cash provided by operating activities            $  5,449       $ 6,343
                                                     --------       --------

Cash flows from investing activities:
  Capital expenditures                                 (2,498)       (3,491)
  Increase in intangible assets                           (55)         (151)
  Proceeds on sale of cable assets                         54             4
                                                     --------       --------

Net cash used in investing activities                  (2,499)       (3,638)
                                                     --------       --------

Cash flows from financing activities:
  Repayment of borrowings                              (2,025)       (6,538)
                                                     --------       --------

Increase (decrease) in cash and cash equivalents          925        (3,833)

Cash and cash equivalents at beginning of period        6,137         7,126
                                                     --------       --------

Cash and cash equivalents at end of period           $  7,062       $ 3,293
                                                     ========       =======


            See accompanying notes to condensed financial statements.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  ===========================================


NOTE 1 - INTERIM FINANCIAL STATEMENTS

        The interim condensed financial statements for the three and nine months ended September 30, 1997 and 1996 are unaudited. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results for the entire year.

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

NOTE 4 - COMMITMENTS AND CONTINGENCIES

        On or about September 2, 1997, Paul J. Issac, a Unitholder of the Partnership, purporting to act on behalf of himself and other similarly situated Unitholders, filed a putative class action suit in Los Angeles County Superior Court against the Partnership, its general partner and certain of its directors and officers alleging "Breach of Fiduciary Duty, Breach of Contract, [and] Breach of the Implied Covenant of Good Faith and Fair Dealing" in connection with the pending sale of the Partnership's assets to affiliates of its general partner pursuant to the terms of the Partnership Agreement (the "Lawsuit"). Although apparently filed on or about September 2, 1997, the Partnership was not served with the complaint until September 22, 1997.

        The Partnership believes the Lawsuit lacks merit and intends to vigorously defend itself and to proceed with the sale transaction. There can be, however, no assurance that the pendency of the Lawsuit will not delay, or lead to the termination of, the pending sale transaction.

NOTE 5 - RECLASSIFICATIONS

        Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

INTRODUCTION

        The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of programming service tiers will be phased out altogether in 1999. The regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

        This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs, the proposed sale of assets by, and liquidation of, the Partnership and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership, as discussed more fully elsewhere in this Report. In addition to the information set forth in this Report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, its Quarterly Reports on Form 10-Q for the quarter ended March 31, 1997 and June 30, 1997 and its Current Reports on Form 8-K dated February 6, 1997, June 4, 1997, June 24, 1997 and September 2, 1997 for additional information regarding such matters and the effect thereof on the Partnership's business.

RECENT DEVELOPMENTS

        Pursuant to the terms of the "Appraisal Process" provided for in the Partnership Agreement, the Partnership may, in the sole discretion of the General Partner, sell individual cable systems and may also sell all or substantially all of the Partnership's assets to the General Partner or its affiliates. Any such sale must be made in cash at the median of appraisals undertaken by three nationally recognized experts in the cable television field. As previously reported, the Partnership commenced the "Appraisal Process" in August 1996 and received the results of the related appraisals in February 1997. The full text of these appraisals has previously been filed with the Securities and Exchange Commission. By letter dated June 24, 1997, the General Partner advised the Partnership that it intended to exercise its purchase right to acquire all of the Partnership's cable systems pursuant to the Appraisal Process for cash consideration equal to the median appraised value of $82.0 million (the "Appraised Value"). The General Partner further advised the Partnership that, as permitted by the Partnership Agreement, it intended that the cable systems be acquired (the "Sale") by certain affiliates of the General Partner (the "Purchasers"). On June 27, 1997, the General

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

Partner caused the Partnership to enter into an Asset Purchase Agreement with the Purchasers, and the parties began to seek the necessary regulatory and other consents. The Asset Purchase Agreement is filed as an exhibit to the Partnership's Report on Form 8-K dated June 24, 1997.

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

        Based upon the Appraised Value of $82.0 million and assuming a hypothetical liquidation of the Partnership on September 30, 1997, the estimated cash distribution to unitholders would have been approximately $873 per limited partnership unit (the "Hypothetical Estimated Per Unit Distribution") (based upon 71,879 units outstanding). This Hypothetical Estimated Per Unit Distribution was calculated assuming net liabilities on the balance sheet of the Partnership, net of current assets ("Net Liabilities"), of approximately $18.6 million (as of September 30, 1997), including the Partnership's outstanding bank indebtedness of $17.8 million as of September 30, 1997. As with other liabilities, the Partnership's bank indebtedness must be repaid prior to the payment of any liquidating distribution to the partners. Such Hypothetical Estimated Per Unit Distribution also assumes that the Net Liabilities as of September 30, 1997 represent the only payments, other than certain reserved expenses, that would have been required to be made by the Partnership prior to the distribution of cash to the unitholders. Accordingly, the Hypothetical Estimated Per Unit Distribution is presented for illustrative purposes only and does not necessarily represent amounts the Partnership could have distributed to unitholders on September 30, 1997 or any date thereafter. The actual distribution will vary depending on, among other things, the date of the actual dissolution and related distribution to unitholders.

        The consummation of the Sale is conditioned upon the receipt of the necessary regulatory approvals, principally including those required pursuant to certain cable television system franchises and federal communications law. There can be no assurance that the receipt of such approvals will occur in a timely manner, if at all. As of the date of this Report, a number of these approvals have not yet been obtained, and if not obtained, may jeopardize the ultimate consummation of the Sale. The Appraisal Process and Sale are further discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, its Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and its Current Reports on Form 8-K dated August 27, 1996, October 17, 1996, February 6, 1997, June 4, 1997, June 24, 1997 and September 2, 1997. Unitholders are urged to review the referenced materials carefully.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

        On or about September 2, 1997, Paul J. Issac, a Unitholder of the Partnership, purporting to act on behalf of himself and other similarly situated Unitholders, filed the Lawsuit discussed in Note 4 of Notes to Condensed Financial Statements. Although apparently filed on or about September 2, 1997, the Partnership was not served with the complaint until September 22, 1997. The Partnership believes the Lawsuit lacks merit and intends to vigorously defend itself and to proceed with the sale transaction. There can be, however, no assurance that the pendency of the Lawsuit will not delay, or lead to the termination of, the pending sale transaction.

RESULTS OF OPERATIONS

        The Partnership's revenues decreased from $4.9 million to $4.8 million, or by 2.5%, for the three months ended September 30, 1997 and increased from $14.4 million to $15.2 million, or by 5.2%, for the nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The $122,000 decrease in revenues for the three months ended September 30, 1997 as compared to the corresponding period in 1996, was primarily due to reductions in the number of subscriptions for services. Of the $751,000 increase in revenues for the nine months ended September 30, 1997, approximately $727,000 was due to increases in regulated service rates, $189,000 was due to the restructuring of The Disney Channel, $113,000 was due to increases in advertising sales and $54,000 was due to increases in programmer incentives. These increases were partially offset by revenue decreases of $332,000 due primarily to reductions in the number of subscriptions for premium cable services. As of September 30, 1997, the Partnership had approximately 47,900 homes subscribing to cable service and 15,700 premium service units.

        Service costs increased from $1.5 million to $1.7 million, or by 13.7%, and from $4.5 million to $4.9 million, or by 6.9%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Service costs represent costs directly attributable to providing cable services to customers. The $207,000 net increase for the three months ended September 30, 1997 was due to a $96,000 decrease in capitalized labor, an increase of $77,000 in programming fees charged by program suppliers (including primary satellite fees) and an increase of $57,000 in franchise fees. These increases were partially offset by a $23,000 decrease in copyright fees. The $312,000 net increase in service costs for the nine months ended September 30, 1997 was primarily due to an increase of $381,000 in programming fees charged by program suppliers (including primary satellite fees), which included a $73,000 increase related to the restructuring of The Disney Channel discussed above, and to increases of $138,000 in franchise fees and $21,000 in property taxes. These increases were partially offset by a $198,000 increase in capitalized labor, primarily related to upgrading the cable television system in Maryland and to decreases of $30,000 in copyright fees and other expenses.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

        General and administrative expenses decreased from $676,000 to $569,000, or by 15.8%, for the three months ended September 30, 1997 and increased from $2.0 million to $2.2 million, or by 6.7%, for the nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Of the $107,000 decrease for the three months ended September 30, 1997, $143,000 was due to a reduction in workers' compensation insurance expense and $46,000 was due to decreases in other expenses. The decreases discussed above for the three months ended September 30, 1997 were partially offset by an $82,000 increase in bad debt expense. Of the $136,000 increase for the nine months ended September 30, 1997, $128,000 was due to increases in bad debt expense and $34,000 was due to increases in insurance costs. These increases were partially offset by a $26,000 decrease in other expenses.

        General Partner management fees and reimbursed expenses remained constant as a percent of revenues at 8.0%, and decreased from $393,000 to $384,000 for the three months ended September 30, 1997, and remained relatively unchanged at approximately $1.2 million, for the nine months ended September 30, 1997 as compared to the corresponding periods in 1996.

        Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues decreased from 47.6% to 44.3% and from 46.4% to 45.7% for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The decrease was primarily caused by increased programming fees and bad debt expense, as described above. EBITDA decreased from $2.3 million to $2.1 million, or by 9.1%, for the three months ended September 30, 1997 and increased from $6.7 million to $6.9 million, or by 3.6%, for the nine months ended September 30, 1997 as compared to the corresponding periods in 1996. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

        Depreciation and amortization expenses increased from $1.8 million to $1.9 million, or by 7.3%, for the three months ended September 30, 1997 and decreased from $5.9 million to $5.5 million, or by 6.0%, for the nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The increase for the three months was due to asset additions related to various projects in the Burke, North Carolina cable systems. The decrease for the nine months was due primarily to certain assets becoming fully amortized in 1996.

        Operating income decreased from $550,000 to $206,000 for the three months ended September 30, 1997 and increased from $804,000 to $1.4 million for the nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The $344,000 decrease for the three months was due primarily to decreased revenues as discussed above. The $598,000 increase in operating income for the nine months was due primarily to increased revenues as discussed above.

        Net interest expense, including the effects of interest rate hedging agreements, decreased from $442,000 to $370,000, or by 16.3%, and from $1.4 million to $1.2 million, or by 15.4%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The $72,000 and

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

$213,000 decreases were due primarily to lower average debt balances and lower interest rates. The hedging agreements resulted in higher interest expense of $28,000 and $12,000 for the three months ended September 30, 1996 and 1997, respectively, and $88,000 and $61,000 for the nine months ended September 30, 1996 and 1997, respectively.

        Other expense of $20,000 for the three months ended September 30, 1997 as compared to the corresponding period in 1996 was due primarily to legal costs related to the sale of the Partnership as discussed above in "Recent Developments." Other income of $21,000 for the nine months ended September 30, 1997 as compared to the corresponding period in 1996 was due primarily to the sale of an easement in Somerset, Kentucky to the Commonwealth of Kentucky for the purpose of improving U.S. Highway 27 partially offset by the legal costs related to the sale of the Partnership as discussed above.

        Due to the factors described above, the Partnership's net income of $108,000 changed to a net loss of $184,000, and a net loss of $577,000 changed to net income of $255,000, respectively, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

        The Partnership's primary objective, having invested its net offering proceeds in cable systems, has been to distribute to its partners all available cash flow generated from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to possible improvement and upgrade of its systems. The Partnership has relied upon the availability of cash generated from operations and possible borrowings to fund its ongoing capital requirements. As previously reported, in response to the FCC's amended rate regulation rules, distributions to Unitholders were discontinued subsequent to the April 15, 1994 payment in order to preserve cash resources. The Partnership also delayed the majority of its rebuild and upgrade capital expenditure programs that had been scheduled for 1994, 1995, 1996 and 1997 in order to preserve liquidity. As discussed above in "Recent Developments," certain affiliates of the General Partner have exercised their right to acquire all of the Partnership's cable systems, and the Partnership will be liquidated shortly after the completion of that Sale.

        During 1997, capital expenditures have been and will continue to be limited to those expenditures which management believes are necessary, in the short term, to comply with franchise authorities and FCC technical requirements.

        The Partnership's management believes that the Partnership's cash resources and cash flow from operations for the remainder of 1997 will be sufficient to fund its remaining capital expenditure requirements and the December 31, 1997 mandatory principal payment on its debt.

        As of September 30, 1997, the amount outstanding under the Partnership's amended Bank Credit Agreement was $17.8 million. The Partnership had no additional borrowings available to it because the revolving credit portion of its Bank Credit Agreement converted to a term loan on December 31, 1995. At September 30, 1997, such borrowings bore interest at an average rate of 8.1% (including the effect of interest rate swap transactions). The Bank Credit Agreement also contains various restrictions relating to, among

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

other things, mergers and acquisitions, investments, capital expenditures, a change in control and the incurrence of additional indebtedness and also requires compliance with certain financial covenants. Management believes that the Partnership was in compliance with all such requirements as of September 30, 1997. The Bank Credit Agreement mandates principal repayments of $1.0 million on December 31, 1997 and $5.4 million in 1998. The Partnership made its scheduled principal repayments of $1.0 million on March 31, 1997, June 30, 1997 and September 30, 1997, and on July 11, 1997 made an additional unscheduled repayment of $3.5 million.

        The Partnership's management agreement with the General Partner requires deferral of the payment of up to 50% of the management fees, without interest, unless Adjusted Operating Cash (as defined) for such month exceeds a 10% annualized return calculated with respect to outstanding Partnership Units. To the extent that Adjusted Operating Cash exceeds such amount, the General Partner may recover previously deferred fees, without interest. In compliance with these provisions, the General Partner received its standard management fee for the nine months ended September 30, 1997 and recovered $276,000 in previously deferred management fees.

        NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

        Cash provided by operating activities increased from $5.4 million to $6.3 million, or by $894,000, for the nine months ended September 30, 1997 as compared to the corresponding period in 1996. The increase resulted from an increase in net income of $832,000, of which $355,000 resulted from a decrease in non-cash depreciation and amortization, and from an increase of $417,000 in other operating items (receivables, prepaid expenses and other assets, cable materials, equipment and supplies, payables, accrued expenses and customer deposits and prepayments).

        Cash used in investing activities increased by $1.1 million in the nine months ended September 30, 1997 as compared to the corresponding period in 1996, primarily due to an increase in capital expenditures. Cash used by financing activities increased by $4.5 million due to the increased principal repayment of debt in 1997, including the July 11, 1997 unscheduled repayment of $3.5 million.

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

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.



PART II.              OTHER INFORMATION

ITEMS 1-5.            Not applicable.

ITEM 6.               Exhibits and Reports on Form 8-K

                      (a)    None

                      (b) The Registrant filed a Form 8-K dated July 22, 1997, and a Form 8-K dated September 17, 1997, in which it reported under Item 5 that an unsolicited offer to purchase partnership units had been made without the consent of the Corporate General Partner.

                             The Registrant filed a Form 8-K dated September 2, 1997, in which it reported under Item 5 that a putative class action suit was filed against the Registrant, its General Partner and certain of its directors and officers in connection with the pending sale of the Registrant's assets to affiliates of its General Partner. The Registrant believes the Lawsuit lacks merit and intends to vigorously defend itself and to proceed with the sale transaction.

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



                                      By:  Falcon Classic Cable Investors, L.P.
                                           Managing General Partner

                                      By:  Falcon Holding Group, L.P.
                                           General Partner

                                      By:  Falcon Holding Group, Inc.
                                           General Partner




Date:  November 13, 1997              By:     /s/ Michael K. Menerey
                                          ------------------------------------
                                           Michael K. Menerey, Secretary
                                           and Chief Financial Officer