Form 10-K405
period 1997-12-31
FALCON CLASSIC CABLE INCOME PROPERTIES LP
filed 1998-05-15
CIK 846811

================================================================================

                                SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549
                                            FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                                OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______
                         Commission File Number: 0-18266

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                CALIFORNIA                                      95-4200409
-----------------------------------                   --------------------------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

10900 WILSHIRE BOULEVARD - 15TH FLOOR
        LOS ANGELES, CALIFORNIA                                    90024
---------------------------------------               --------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:          (310) 824-9990
                                                          ----------------------

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

Yes  X   No
   ----    ----

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

================================================================================
                    The Exhibit Index is located at Page E-1

                                     PART I

ITEM 1.        BUSINESS

INTRODUCTION

         Falcon Classic Cable Income Properties, L.P. (the "Partnership") is a California limited partnership. Prior to March 1998, the Partnership was engaged in the ownership and operation of non-urban cable television systems in five regions in Oregon, North Carolina, Kentucky, California and Maryland. On March 6 and 9, 1998, the Partnership consummated the sale of substantially all of the Partnership's assets ("the Sold Systems"), except the cable system serving the City of Somerset Kentucky (the "Somerset System"), to Falcon Holding Group, L.P. ("FHGLP"), the general partner of the Partnership's general partner, Falcon Classic Cable Investors, L.P. (the "General Partner"). The sale of the Somerset System to FHGLP will be completed as soon as the necessary regulatory approvals can be obtained, of which there can be no assurance. If the sale of the Somerset System is successfully completed, the General Partner intends to dissolve the Partnership as soon as practicable thereafter. See " -- Recent Developments." As of December 31, 1997, the Partnership's cable television systems served approximately 49,000 basic subscribers, including approximately 4,000 basic subscribers in the Somerset System.

         The Partnership was formed on February 17, 1989, began offering Units of limited partnership interests ("Units") for sale on May 15, 1989, and continued the offering through May 8, 1990. The Partnership sold a total of 71,879 Units. Prior to March 1993, the general partner of the General Partner was Falcon Holding Group, Inc., a California corporation ("FHGI"). In March 1993, FHGLP was organized to effect the consolidation of the ownership of various cable television businesses previously operated by FHGI. In such consolidation, FHGLP became the general partner of the Partnership's sole general partner, succeeding FHGI in that role. The management of FHGLP is substantially the same as that of FHGI. See Item 13., "Certain Relationships and Related Transactions."

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

         Led by Chairman of the Board and Chief Executive Officer, Marc B. Nathanson, and President and Chief Operating Officer, Frank J. Intiso, the Partnership's senior management has on average over nineteen years of experience in the industry and has worked together for over a decade. Mr. Nathanson, a 29-year veteran of the cable business, is a member of the Board of Directors of the National Cable Television Association and a past winner of the prestigious Vanguard Award from the National Cable Television Association for outstanding contributions to the growth and development of the cable television industry. Mr. Intiso is a 19-year veteran of the cable industry. He is also Chairman of the California Cable Television Association and is active in various industry boards including the Board of the Community Antenna Television Association ("CATA"). The principal executive offices of the Partnership, and its general partner, FHGLP, are located at 10900 Wilshire Boulevard, 15th Floor, Los Angeles, California 90024, and their telephone number is (310) 824-9990.

RECENT DEVELOPMENTS

         Pursuant to the terms of the "Appraisal Process" provided for in the Partnership Agreement, the Partnership may, in the sole discretion of the General Partner, sell individual cable systems and may also sell all or substantially all of the Partnership's assets to the General Partner or its affiliates. The Partnership Agreement provides that any such sale must be made in cash at the median of appraisals undertaken by three nationally recognized experts in the cable television field. As previously reported, the Partnership commenced the

"Appraisal Process" in August 1996 and received the results of the related appraisals in February 1997. The full text of these appraisals has previously been filed with the Securities and Exchange Commission. By letter dated June 24, 1997, the General Partner advised the Partnership that it intended to exercise its purchase right to acquire all of the Partnership's cable systems (the "Proposed Sale") pursuant to the Appraisal Process for cash consideration equal to the median appraised value of $82 million (the "Appraised Value"). The General Partner further advised the Partnership that, as permitted by the Partnership Agreement, it intended that the cable systems be acquired by certain affiliates of the General Partner (the "Purchasers"). On June 27, 1997, the General Partner caused the Partnership to enter into an Asset Purchase Agreement with the Purchasers, and the parties began to seek the necessary regulatory and other consents. The Asset Purchase Agreement is filed as an exhibit to the Partnership's Report on Form 8-K dated June 24, 1997.

         On or about September 2, 1997, the Partnership was named in a putative class action suit (the "Lawsuit") filed against the Partnership, the General Partner and certain of its directors and officers with respect to the Proposed Sale. Effective as of December 31, 1997, the Partnership and certain other parties reached an agreement (the "Settlement Agreement") resolving and settling the Lawsuit. In exchange for a complete dismissal of the Lawsuit with prejudice and releases, and without admitting or conceding any fault, liability or wrongdoing whatsoever, the Partnership and the other defendants agreed to establish a settlement fund payable to holders of Units as of June 30, 1997, which amounted to $1.3 million plus interest at 10% from January 1, 1998 through closing of the sale as defined in the Settlement Agreement. On March 6 and 9, 1998, the Partnership consummated the sale of substantially all of its assets except for the Somerset System. The assets sold represented approximately 92.4% of the total amount of the Proposed Sale. In connection with such sale, and in accordance with the Settlement Agreement and the Asset Purchase Agreement, the Partnership received approximately $76.8 million, representing the purchase price, accrued interest on the net purchase price attributable to the systems sold, less an appropriate portion of the settlement notice costs. In addition, the defendants to the Lawsuit separately transferred approximately $1.2 million to the settlement fund.

         In connection with the Partnership's receipt of the proceeds from the sale of the Sold Systems, on March 6, 1998, the Partnership retired its outstanding bank debt and, on March 27, 1998, the Partnership distributed approximately $58.2 million (approximately $809.92 per unit) to its unitholders. In addition, the Partnership understands that counsel for the plaintiffs in the Lawsuit intend to distribute the settlement fund in late May or early June 1998. As of March 9, 1998, the Partnership's sole remaining cable system asset is the Somerset System, which represents approximately 7.6% of the Proposed Sale. The regulatory approvals required to consummate the sale of the Somerset System to FHGLP have not been obtained from the City of Somerset. The Partnership will continue to negotiate with the City of Somerset to obtain such approvals. There can be no assurance, however, that the Partnership will be successful in obtaining such approvals. If such approvals are not received on or before September 30, 1998, the Partnership intends to explore alternative options, including the sale of the Somerset System to a third party. If the Partnership obtains the requisite approvals from the City of Somerset on or prior to September 30, 1998, the Partnership intends to complete the sale of the Somerset System to FHGLP and to distribute to unitholders at the time of such sale approximately $6.3 million, representing the proceeds from the sale of the Somerset System (less certain deductions) and the remainder of the interest required by the Settlement Agreement. The approximately $6.3 million to be distributed upon the sale of the Somerset System is only an estimate and may vary depending on transaction costs and expenses and liabilities incurred prior to distribution. In addition, if the sale of the Somerset System occurs on or before September 30, 1998, the Settlement Agreement requires that additional funds be transferred to the settlement fund for distribution to unitholders as of June 30, 1997.

         The Partnership Agreement provides that the Partnership shall be dissolved upon the occurrence of the sale or distribution of all or substantially all of the assets of the Partnership. The Partnership Agreement also provides that upon the dissolution of the Partnership, the General Partner shall take such actions as are necessary for the winding up of the affairs of the Partnership and the distribution of its assets to the partners pursuant to the provisions of the Partnership Agreement. Accordingly, following the consummation of the sale of the Somerset System, the General Partner intends to wind-up the affairs of the Partnership in accordance with the terms of the Partnership Agreement, including the liquidation of the assets of the Partnership, the discharge of all of the liabilities of the Partnership, and the distribution of the remaining assets of the Partnership to its partners as appropriate.

BUSINESS STRATEGY

         The Partnership's strategy is to attempt to obtain the regulatory approvals necessary to consummate the sale of the Somerset System, to consummate such sale and to dissolve the Partnership as discussed above. Prior to March 1998, the Partnership was engaged primarily in the business of owning, operating and developing cable television systems. The Partnership did not participate in any other activities in 1995, 1996 or 1997 and, based on the planned liquidation, will not undertake any such activities in the future. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Adoption of rules implementing certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") by the Federal Communications Commission (the "FCC") has had a negative impact on the Partnership's revenues and cash flow. These rules are subject to further amendment to give effect to the Telecommunications Act of 1996 (the "1996 Telecom Act"). Among other changes, the 1996 Telecom Act provides that the regulation of certain cable programming service tier ("CPST") rates will be phased out altogether in 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, the Partnership expects Congress and the FCC to explore additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 sunset of CPST regulation. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. See "Legislation and Regulation" and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

DESCRIPTION OF THE PARTNERSHIP'S SYSTEMS

               The Partnership's remaining cable television system is located in Somerset, Kentucky. The assets sold to FHGLP included cable television systems in the following locations: Redmond, Oregon; Burke County, North Carolina; Centreville, Maryland; California City, California; and the adjacent communities of Somerset, Kentucky. The table below sets forth certain operating statistics for the Somerset System and the Sold Systems as of December 31, 1997:



                                                                                                   Average
                                                                                                   Monthly
                                                                     Premium                       Revenue
                          Homes         Basic           Basic        Service       Premium        Per Basic
Region                  Passed(1)   Subscribers(2)  Penetration(3)   Units(4)    Penetration(5)  Subscriber(6)
------                  --------    -------------   -------------    -------      ------------   ------------
Redmond, OR               7,502          3,626           48.3%          494           13.6%       $   33.73
Burke County, NC         19,200         10,582           55.1%        3,823           36.1%       $   36.53
Somerset, KY(7)          22,060         19,784           89.7%        3,577           18.1%       $   32.18
Centreville, MD          24,187         13,083           54.1%        7,045           53.8%       $   37.84
California City, CA       2,858          1,908           66.8%          670           35.1%       $   30.98
                         ------         ------                       ------
Total                    75,807         48,983           64.6%       15,609           31.9%       $   34.69
                         ======         ======                       ======


----------

        (1) Homes passed refers to estimates by the Partnership of the approximate number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.


        (2) A home with one or more television sets connected to a cable system is counted as one basic subscriber. Bulk accounts are included on a "basic customer equivalent" basis in which the total monthly bill for the account is divided by the basic monthly charge for a single outlet in the area.


        (3) Basic subscribers as a percentage of homes passed by cable.


        (4) Premium service units include only single channel services offered for a monthly fee per channel and do not include tiers of channels offered as a package for a single monthly fee. Prior to July 1, 1996, The Disney Channel was offered as a premium service. Effective July 1, 1996, it was offered as part of an unregulated tier of services. As a result, the number of reported premium service units was artificially reduced by this service offering change. The number of Disney Channel premium service units at June 30, 1996 was 1,688.


        (5) Premium service units as a percentage of basic subscribers. A customer may purchase more than one premium service, each of which is counted as a separate premium service unit. This ratio may be greater than 100% if the average customer subscribes for more than one premium service.


        (6) Average monthly revenue per home subscribing to cable service has been computed based on revenue for the year ended December 31, 1997.


        (7) The statistics for Somerset, KY include the Somerset System and cable television systems in adjacent communities of Somerset, KY which were included in the Sold Systems. The Somerset System statistics included are: 5,119 Homes Passed; 4,091 Basic Subscribers; 79.9% Basic Penetration; 757 Premium Service Units; 18.5% Premium Penetration; and $30.43 Average Monthly Revenue Per Basic Subscriber.


         The Somerset System, the Partnership's remaining cable television system, and its adjacent communities, are considered to be the hub of commerce, industry, transportation and recreation in the region. In addition to the local recreation and resort industry, many other industries located in the area provide for a well diversified economic base. They include pressed glassware, wood working, food processing, clothing manufacturing, compressor/air conditioning, charcoal briquettes manufacturing and boat manufacturing. Somerset is also home to the newly-opened Rural Development Center complex, associated with the University of Kentucky, which coordinates numerous activities, promotes linkages for local businesses to world-wide markets and provides a community cultural gathering place.

         At March 9, 1998, the Somerset system had approximately 4,000 basic subscribers and addressable technology is available to all customers. The system offers 39 channels of programming which are 100% utilized. Fiber overlay projects have been completed in the Somerset System. The Somerset System has been tied together with fiber to the Burnside system, which was sold to FHGLP on March 9, 1998, thereby eliminating the Somerset head-end.

CUSTOMER RATES AND SERVICES

         The Partnership offers customers packages of services that include the local area network, independent and educational television stations, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels (such as CNN, MTV, USA, ESPN, TNT and The Disney Channel) and certain information and public access channels. For an extra monthly charge, the Partnership provides certain premium television services, such as HBO and Showtime. The Partnership also offers other cable television services to its customers, including pay-per-view programming.

         Pursuant to the 1992 Cable Act, most cable television systems are subject to rate regulation of the basic service tier, the non-basic service tiers other than premium (per channel or program) services, the charges for installation of cable service, and the rental rates for customer premises equipment such as converter boxes and remote control devices. These rate regulation provisions affect all of the Partnership's systems not deemed to be subject to effective competition under the FCC's definition. See "Legislation and Regulation."

         At March 9, 1998, the Somerset System's monthly rates for basic cable service for residential customers, excluding special senior citizen discount rates, ranged from $19.08 to $19.65 and premium service rates were $11.95, excluding special promotions offered periodically in conjunction with the Partnership's marketing programs. A one-time installation fee, which the Partnership may wholly or partially waive during a promotional period, is usually charged to new customers. Commercial customers, such as hotels, motels and hospitals, are charged a negotiated, non-recurring fee for installation of service and monthly fees based upon a standard discounting procedure. Most multi-unit dwellings are offered a negotiated bulk rate in exchange for single-point billing and basic service to all units. These rates are also subject to regulation.

EMPLOYEES

         At March 9, 1998, the Partnership had no employees.

PROGRAMMING

         The Partnership has various contracts to obtain basic and premium programming from program suppliers whose compensation is generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures or offer marketing support to the Partnership. Certain other new channels have also recently offered fees in return for carrying their service. Due to a lack of channel capacity available for adding new channels, the Partnership's management cannot predict the impact of such potential payments on its business. In addition, the FCC may require that certain such payments from programmers be offset against the programming fee increases which can be passed through to subscribers under the FCC's rate regulations. The Partnership's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. The Partnership does not have long-term programming contracts for the supply of a substantial amount of its programming. Accordingly, no assurance can be given that the Partnership's programming costs will not continue to increase substantially, or that other materially adverse terms will not be added to the Partnership's programming contracts. Management believes, however, that the Partnership's relations with its programming suppliers generally are good.

         The Partnership's cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to basic customers, the requirements to carry channels under retransmission carriage agreements entered into with certain programming sources, increased costs to produce or purchase cable programming generally (including sports programming), inflationary increases and other factors. The 1996 retransmission carriage agreement negotiations resulted in the Partnership agreeing to carry one new service in certain of its systems for which it will receive reimbursement of certain costs related to launching the service. All other negotiations were completed with essentially no change to the previous agreements. Under the FCC's rate regulations, increases in programming costs for regulated cable services occurring after the earlier of March 1, 1994, or the date a system's basic cable service became regulated, may be passed through to customers. See "Legislation and Regulation - Federal Regulation - Carriage of Broadcast Television Signals."

FRANCHISES

         Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as time limitations on commencement and completion of construction; conditions of service, including number of channels, types of programming and the provision of free service to schools and certain other public institutions; and the maintenance of insurance and indemnity bonds. The provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the 1992 Cable Act and the 1996 Telecom Act. See "Legislation and Regulation."

         As of December 31, 1997, the Partnership held 36 franchises. As of March 9, 1998, the Partnership had one franchise due to the sale of substantially all the Partnership's assets to FHGLP. This franchise, which is non-exclusive, provides for the payment of fees to the City of Somerset. The franchise fees imposed on the Partnership are 3% of the gross revenues generated by the system. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances. The City of Somerset's franchise is currently under renewal negotiation, there can be no assurance however, that it will be renewed. The franchise serves approximately 4,000 basic subscribers.

         The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied and the franchising authority acquires ownership of the system or effects a transfer of the system to another person, the operator generally is entitled to the "fair market value" for the system covered by such franchise, but no value attributable to the franchise itself. In addition, the 1984 Cable Act, as amended by the 1992 Cable Act, establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. See "Legislation and Regulation".

COMPETITION

         Cable television systems compete with other communications and entertainment media, including over-the-air television broadcast signals which a viewer is able to receive directly using the viewer's own television set and antenna. The extent to which a cable system competes with over-the-air broadcasting depends upon the quality and quantity of the broadcast signals available by direct antenna reception compared to the quality and quantity of such signals and alternative services offered by a cable system. Cable systems also face competition from alternative methods of distributing and receiving television signals and from other sources of entertainment such as live sporting events, movie theaters and home video products, including videotape recorders and videodisc players. In recent years, the FCC has adopted policies providing for authorization of new technologies and a more favorable operating environment for certain existing technologies that provide, or may provide, substantial additional competition for cable television systems. The extent to which cable television service is competitive depends in significant part upon the cable television system's ability to provide an even greater variety of programming than that available over the air or through competitive alternative delivery sources.

         Individuals presently have the option to purchase home satellite dishes, which allow the direct reception of satellite-delivered broadcast and nonbroadcast program services formerly available only to cable television subscribers. Most satellite-distributed program signals are being electronically scrambled to permit reception only with authorized decoding equipment for which the consumer must pay a fee. The 1992 Cable Act enhances the right of cable competitors to purchase nonbroadcast satellite-delivered programming. See "Legislation and Regulation - Federal Regulation."

         Television programming is now also being delivered to individuals by high-powered direct broadcast satellites ("DBS") utilizing video compression technology. This technology has the capability of providing more than 100 channels of programming over a single high-powered DBS satellite with significantly higher capacity available if, as in the case with DIRECTV, multiple satellites are placed in the same orbital position. Unlike cable television systems, however, DBS satellites are limited by law in their ability to deliver local broadcast signals. One DBS provider, EchoStar, has announced plans to deliver a limited number of local broadcast signals in a limited number of markets. DBS service can be received virtually anywhere in the continental United States through the installation of a small rooftop or side-mounted antenna, and it is more accessible than cable television service where cable plant has not been constructed or where it is not cost effective to construct cable television facilities. DBS service is being heavily marketed on a nationwide basis by several service providers. In addition, medium-power fixed-service satellites can be used to deliver direct-to-home satellite services over small home satellite dishes, and one provider, PrimeStar, currently provides service to subscribers using such a satellite.

         Multichannel multipoint distribution systems ("Wireless Cable") deliver programming services over microwave channels licensed by the FCC received by subscribers with special antennas. Wireless Cable systems are less capital intensive, are not required to obtain local franchises or to pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. To date, the ability of Wireless Cable services to compete with cable television systems has been limited by channel capacity (35-channel maximum) and the need for unobstructed line-of-sight over-the-air transmission. Although relatively few Wireless Cable systems in the United States are currently in operation or under construction, virtually all markets have been licensed or tentatively licensed. The use of digital compression technology may enable Wireless Cable systems to deliver more channels.

         Private cable television systems compete for service to condominiums, apartment complexes and certain other multiple unit residential developments. The operators of these private systems, known as satellite master antenna television ("SMATV") systems, often enter into exclusive agreements with apartment building owners or homeowners' associations which preclude franchised cable television operators from serving residents of such private complexes. However, the 1984 Cable Act gives franchised cable operators the right to use existing compatible easements within their franchise areas upon nondiscriminatory terms and conditions. Accordingly, where there are preexisting compatible easements, cable operators may not be unfairly denied access or discriminated against with respect to the terms and conditions of access to those easements. There have been conflicting judicial decisions interpreting the scope of the access right granted by the 1984 Cable Act, particularly with respect to easements located entirely on private property. Under the 1996 Telecom Act, SMATV systems can interconnect non-commonly owned buildings without having to comply with local, state and federal regulatory requirements that are imposed upon cable systems providing similar services, as long as they do not use public rights-of-way.

         The FCC has initiated a new interactive television service which will permit non-video transmission of information between an individual's home and entertainment and information service providers. This service will provide an alternative means for DBS systems and other video programming distributors, including television stations, to initiate the new interactive television services. This service may also be used by the cable television industry.

         The FCC has allocated spectrum in the 28 GHz range for a new multichannel wireless service that can be used to provide video and telecommunication services. The FCC is in the process of awarding licenses to use this spectrum via a market-by-market auction. It cannot be predicted at this time whether such a service will have a material impact on the operations of cable television systems.

         The 1996 Telecom Act eliminates the restriction against ownership and operation of cable systems by local telephone companies within their local exchange service areas. Telephone companies are now free to enter the retail video distribution business through any means, such as DBS, Wireless Cable, SMATV or as traditional franchised cable system operators. Alternatively, the 1996 Telecom Act authorizes local telephone companies to operate "open video systems" without obtaining a local cable franchise, although telephone companies operating such systems can be required to make payments to local governmental bodies in lieu of cable franchise fees. Up to two-thirds of the channel capacity on an "open video system" must be available to programmers unaffiliated with the local telephone company. The open video system concept replaces the FCC's video dialtone rules. The 1996 Telecom Act also includes numerous provisions designed to make it easier for cable operators and others to compete directly with local exchange telephone carriers.

         The cable television industry competes with radio, television and print media and internet for advertising revenues. As the cable television industry continues to develop programming designed specifically for distribution by cable, advertising revenues may increase. Premium programming provided by cable systems is subject to the same competitive factors which exist for other programming discussed above. The continued profitability of premium services may depend largely upon the continued availability of attractive programming at competitive prices.

         Advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment, are constantly occurring. Thus, it is not possible to predict the competitive effect that ongoing or future developments might have on the cable industry. See "Legislation and Regulation."

                           LEGISLATION AND REGULATION

         The cable television industry is regulated by the FCC, some state governments and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies have in the past materially affected, and may in the future materially affect, the Partnership and the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws. The Partnership believes that the regulation of its industry remains a matter of interest to Congress, the FCC and other regulatory authorities. There can be no assurance as to what, if any, future actions such legislative and regulatory authorities may take or the effect thereof on the Partnership.

FEDERAL REGULATION

         The primary federal statute dealing with the regulation of the cable television industry is the Communications Act of 1934 (the "Communications Act"), as amended. The three principal amendments to the Communications Act that shaped the existing regulatory framework for the cable television industry were the 1984 Cable Act, the 1992 Cable Act and the 1996 Telecom Act.

         The FCC, the principal federal regulatory agency with jurisdiction over cable television, has promulgated regulations to implement the provisions contained in the Communications Act. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. A brief summary of certain of these federal regulations as adopted to date follows.

         RATE REGULATION

         The 1992 Cable Act replaced the FCC's previous standard for determining effective competition, under which most cable systems were not subject to local rate regulation, with a statutory provision that resulted in nearly all cable television systems becoming subject to local rate regulation of basic service. The 1996 Telecom Act expanded the definition of effective competition to include situations where a local telephone company or its affiliate, or any multichannel video provider using telephone company facilities, offers comparable video service by any means except DBS. A finding of effective competition exempts both basic and nonbasic tiers from regulation. Additionally, the 1992 Cable Act required the FCC to adopt a formula, enforceable by franchising authorities, to assure that basic cable rates are reasonable; allowed the FCC to review rates for nonbasic service tiers (other than per-channel or per-program services) in response to complaints filed by franchising authorities and/or cable customers; prohibited cable television systems from requiring subscribers to purchase service tiers above basic service in order to purchase premium services if the system is technically capable of doing so; required the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allowed the FCC to impose restrictions on the retiering and rearrangement of cable services under certain limited circumstances. The 1996 Telecom Act limits the class of complainants regarding nonbasic tier rates to franchising authorities only and terminates FCC regulation of nonbasic tier rates on March 31, 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulation, the Partnership expects Congress and the FCC to explore additional methods of addressing this issue, including deferral or repeal of the March 31, 1999 termination of CPST rate regulation, and legislation recently was introduced in Congress to repeal the termination provision.

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

Alternatively, cable operators have the opportunity to make cost-of-service showings which, in some cases, may justify rates above the applicable benchmarks. The rules also require that charges for cable-related equipment (e.g., converter boxes and remote control devices) and installation services be unbundled from the provision of cable service and based upon actual costs plus a reasonable profit. The regulations also provide that future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Cost-based adjustments to these capped rates can also be made in the event a cable operator adds or deletes channels. In addition, new product tiers consisting of services new to the cable system can be created free of rate regulation as long as certain conditions are met, such as not moving services from existing tiers to the new tier. These provisions currently provide limited benefit to the Partnership due to the lack of channel capacity previously discussed. There is also a streamlined cost-of-service methodology available to justify a rate increase on basic and regulated nonbasic tiers for "significant" system rebuilds or upgrades.

         Franchising authorities have become certified by the FCC to regulate the rates charged by the Partnership for basic cable service and for associated basic cable service equipment. In addition, a number of the Partnership's customers and/or franchising authorities have filed complaints with the FCC regarding the rates charged for nonbasic cable service.

         The Partnership has adjusted its regulated programming service rates and related equipment and installation charges so as to bring these rates and charges into compliance with the applicable benchmark or equipment and installation cost levels.

         FCC regulations adopted pursuant to the 1992 Cable Act which require cable systems to permit customers to purchase video programming on a per channel or a per program basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable systems that do not have such technical capability is available until a cable system obtains the capability, but not later than December 2002.

         CARRIAGE OF BROADCAST TELEVISION SIGNALS

         The 1992 Cable Act adopted new television station carriage requirements. These rules allow commercial television broadcast stations which are "local" to a cable system, i.e., the system is located in the station's Area of Dominant Influence, to elect every three years whether to require the cable system to carry the station, subject to certain exceptions, or whether the cable system will have to negotiate for "retransmission consent" to carry the station. Local non-commercial television stations are also given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50 mile radius from the station's city of license; or (ii) the station's Grade B contour (a measure of signal strength). Unlike commercial stations, noncommercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems will have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations," i.e., commercial satellite-delivered independent stations such as WGN. The Partnership has thus far not been required to pay cash compensation to broadcasters for retransmission consent or been required by broadcasters to remove broadcast stations from the cable television channel line-ups. The Partnership has, however, agreed to carry some services in specified markets pursuant to retransmission consent arrangements which it believes are comparable to those entered into by most other large cable operators, and for which it pays monthly fees to the service providers, as it does with other satellite providers. The second election between must-carry and retransmission consent for local commercial television broadcast stations was October 1, 1996, and the Partnership has agreed to carry one new service in specified markets pursuant to these retransmission consent arrangements. The next election between must-carry and retransmission consent for local commercial television broadcast stations will be October 1, 1999.

         NONDUPLICATION OF NETWORK PROGRAMMING

         Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or nonsimultaneous network programming of certain lower priority distant stations affiliated with the same network as the local station.

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

         PROGRAM ACCESS

         The 1992 Cable Act contains provisions that are intended to foster the development of competition to traditional cable systems by regulating the access of competing video providers to vertically integrated, satellite-distributed cable programming services. The FCC has commenced a rulemaking proceeding to seek comment on proposed modifications to its existing rules implementing the statute, including: (1) establishing specific deadlines for resolving program access complaints; (2) improving the discovery process, such as requiring the disclosure of the rates that vertically integrated programmers charge cable operators; (3) imposing monetary damages for program access violations; (4) possibly applying the program access rules to certain situations in which programming is moved from satellite delivery to terrestrial delivery; and (5) revising the manner in which the rules apply to program buying cooperatives. It is not clear to what extent, if any, the provisions of the 1992 Cable Act cover programming distributed by means other than satellite or by programmers unaffiliated with Multiple System Operators ("MSOs"). Legislation also is expected to be introduced shortly in Congress to strengthen the program access provisions of the 1992 Cable Act.

         FRANCHISE FEES

         Franchising authorities may impose franchise fees, but such payments cannot exceed 5% of a cable system's annual gross revenues. Under the 1996 Telecom Act, franchising authorities may not exact franchise fees from revenues derived from telecommunications services.

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

         CHANNEL SET-ASIDES

         The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with thirty-six or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. While the 1984 Cable Act allowed cable operators substantial latitude in setting leased access rates, the 1992 Cable Act requires leased access rates to be set according to a formula determined by the FCC. The FCC has recently changed the formula in order to produce lower rates and thereby encourage the use of leased access.

         COMPETING FRANCHISES

         The 1992 Cable Act prohibits franchising authorities from unreasonably refusing to grant franchises to competing cable television systems and permits franchising authorities to operate their own cable television systems without franchises.

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

         The 1984 Cable Act and the FCC's rules prohibit the common ownership, operation, control or interest in a cable system and a local television broadcast station whose predicted grade B contour (a measure of a television station's signal strength as defined by the FCC's rules) covers any portion of the community served by the cable system. The 1996 Telecom Act eliminates the statutory ban and directs the FCC to review its rule within two years. Finally, in order to encourage competition in the provision of video programming, the FCC adopted a rule prohibiting the common ownership, affiliation, control or interest in cable television systems and Wireless Cable facilities having overlapping service areas, except in very limited circumstances. The 1992 Cable Act codified this restriction and extended it to co-located SMATV systems. Permitted arrangements in effect as of October 5, 1992 are grandfathered. The 1996 Telecom Act exempts cable systems facing effective competition from the Wireless Cable and SMATV restriction. In addition, a cable operator can purchase a SMATV system serving the same area and technically integrate it into the cable system. The 1992 Cable Act permits states or local franchising authorities to adopt certain additional restrictions on the ownership of cable television systems.

         The FCC has also adopted rules which limit the number of channels on a cable system which can be occupied by programming in which the entity which owns the cable system has an attributable interest. The limit is 40% of the first 75 activated channels.

         The FCC also recently commenced a rulemaking proceeding to examine, among other issues, whether any limitations on cable-DBS cross-ownership are warranted in order to prevent anticompetitive conduct in the video services market.

         FRANCHISE TRANSFERS

         The 1992 Cable Act requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

         TECHNICAL REQUIREMENTS

         The FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which are in conflict with or more restrictive than those established by the FCC. Those standards are applicable to all classes of channels which carry downstream National Television System Committee (NTSC) video programming. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 MHz and 225-400 MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage. Periodic testing by cable operators for compliance with the technical standards and signal leakage limits is required and an annual filing of the results of these measurements is required. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology. Under the 1996 Telecom Act, local franchising authorities may not prohibit, condition or restrict a cable system's use of any type of subscriber equipment or transmission technology.

         The FCC has adopted regulations to implement the requirements of the 1992 Cable Act designed to improve the compatibility of cable systems and consumer electronics equipment. Among other things, these regulations, inter alia, generally prohibit cable operators from scrambling their basic service tier. The 1996 Telecom Act directs the FCC to set only minimal standards to assure compatibility between television sets, VCRs and cable systems, and to rely on the marketplace. The FCC must adopt rules to assure the competitive availability to consumers of customer premises equipment, such as converters, used to access the services offered by cable systems and other multichannel video programming distributors.

         POLE ATTACHMENTS

         The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles unless state public service commissions are able to demonstrate that they regulate the rates, terms and conditions of cable television pole attachments. The state of Kentucky, where the Partnership operates its remaining cable system, has certified to the FCC that it regulates the rates, terms and conditions for pole attachments. In the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised. As directed by the 1996 Telecom Act, the FCC has adopted a new rate formula for any attaching party, including cable systems, which offer telecommunications services. This new formula will result in significantly higher attachment rates for cable systems which choose to offer such services, but does not begin to take effect until 2001.

         OTHER MATTERS

         Other matters subject to FCC regulation include certain restrictions on a cable system's carriage of local sports programming; rules governing political broadcasts; customer service standards; obscenity and indecency; home wiring; EEO; privacy; closed captioning; sponsorship identification; system registration; and limitations on advertising contained in nonbroadcast children's programming.

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

         Copyrighted music performed by cable systems themselves, e.g., on local origination channels or in advertisements inserted locally on cable networks, must also be licensed. Cable industry negotiations with ASCAP, BMI and SESAC, Inc. (a third and smaller performing rights organization) are in progress.

LOCAL REGULATION

         Because a cable television system uses local streets and rights-of-way, cable television systems generally are operated pursuant to nonexclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchise operator fails to comply with material provisions. Although the 1984 Cable Act provides for certain procedural protections, there can be no assurance that renewals will be granted or that renewals will be made on similar terms and conditions. Upon receipt of a franchise, the cable system owner usually is subject to a broad range of obligations to the issuing authority directly affecting the business of the system. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. The specific terms and conditions of a franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. Cable franchises generally contain provisions governing charges for basic cable television services, fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable services provided. The 1996 Telecom Act prohibits a franchising authority from either requiring or limiting a cable operator's provision of telecommunications services.

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

ITEM 2.  PROPERTIES

         As of March 9, 1998, the Partnership had sold substantially all of its assets (except for the Somerset System) to FHGLP, including all its program production equipment, headend equipment (towers, antennae, electronic equipment, and satellite earth stations), test equipment, tools and maintenance equipment and vehicles. The Partnership's remaining assets related to its Somerset System are its cable plant (distribution equipment, amplifiers, customer drops and hardware) and converters.

         Prior to the sale of the Sold Systems to FHGLP, the Partnership generally leased the real estate on which its business offices, microwave receiving antennae, microwave towers, warehouses, headend facilities and other related equipment were located. The Partnership paid approximately $86,000 pursuant to all such leases for the year ended December 31, 1997. All such leases were transferred to FHGLP in connection with the sale of the Sold Systems. As of March 9, 1998, the Partnership entered into an agreement with FHGLP to rent the usage of the headend site, the office and related equipment with respect to the Somerset System. Such arrangement will terminate upon the sale of the Somerset System to FHGLP.

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

LIQUIDITY

         While the Partnership's equity securities, which consist of Units of limited partnership interests, are publicly held, there is no established trading market for the Units and it is not expected that such a market will develop. The approximate number of equity security holders of record was 5,990 as of March 1, 1998. In addition to restrictions on the transferability of Units contained in the Partnership Agreement, the transferability of Units is affected by restrictions on resales imposed by federal or state law.

DISTRIBUTIONS

         The Partnership Agreement provides that the limited partners will receive 99% and the General Partner will receive 1% of distributions of Available Sale Proceeds until the limited partners have received Payback. After the limited partners have received Payback, the limited partners will receive 75% and the General Partner will receive 25% of Available Sale Proceeds. The term "Available Sales Proceeds" means all cash receipts of the Partnership, net of any repayments of outstanding indebtedness, from any sale or refinancing of Partnership assets less such amounts deemed necessary by the General Partner for payments of or reserves for any expenses, contingencies, obligations or capital expenditures of the Partnership and less any proceeds reinvested pursuant to the terms of the Partnership Agreement. "Payback" means, with respect to any limited partner, aggregate cash distributions to the limited partner equal to such limited partner's capital contributions plus the 11% Preferred Return per year computed on such limited partner's Adjusted Capital Contribution. The term "11% Preferred Return" means an 11% per annum (cumulative but not compounded) cash return based on each limited partner's Adjusted Capital Contribution and calculated with respect to any Units from the date of the closing in which such Units were first issued by the Partnership.

         The "Adjusted Capital Contribution" of a limited partner on which the Payback and the 11% Preferred Return are calculated is the limited partner's capital contribution reduced by the aggregate of cash distributions distributed to the limited partners which is in excess of the amount required to satisfy any 11% Preferred Return. The Partnership does not presently expect to generate cash in excess of the 11% Preferred Return. With respect to any limited partner, the 11% Preferred Return will be calculated from the date of the closing of the sale of Units in which such limited partner's Units were first issued by the Partnership.

         In connection with the Partnership's receipt of the proceeds from the sale of the Sold Systems, on March 6, 1998, the Partnership retired its outstanding bank debt and, on March 27, 1998, the Partnership distributed approximately $58.2 million (approximately $809.92 per unit) to its unitholders. If the Partnership obtains the requisite approvals from the City of Somerset on or prior to September 30, 1998, the Partnership intends to complete the sale of the Somerset System to FHGLP and to distribute to unitholders at the time of such sale approximately $6.3 million, representing the proceeds from the sale of the Somerset System (less certain deductions) and the remainder of the interest required by the Settlement Agreement. The approximately $6.3 million to be distributed upon the sale of the Somerset System is only an estimate and may vary depending on transaction costs and expenses and liabilities incurred prior to distribution. The Partnership's management does not anticipate that any limited partner will receive payback prior to the dissolution of the Partnership.

         The Partnership Agreement provides that the Partnership shall distribute all Cash Available for Distributions, if any, within 45 days after the end of each calendar month. The limited partners will receive 99% and the General Partner will receive 1% of all Cash Available for Distributions. "Cash Available for Distributions" means for any month (i) the sum of Gross Revenues for such month, (ii) less the sum of all expenses for such month (prior to the deduction of interest and depreciation and amortization expenses but including management fees and general partner expenses) calculated in accordance with generally accepted accounting principles, (iii) less any reasonable increase in amounts reserved (or plus any decrease in amounts reserved) for payment by the General Partner for capital expenditures of the Partnership, (iv) less amounts accrued by the General Partner for such month for interest on borrowings of the Partnership and (v) less increases in reserves (or plus decreases in reserves) established by the General Partner in such month for principal payments on borrowings of for obligations or other contingent liabilities of the Partnership. No such distributions have been made since April 15, 1994 and the Partnership does not expect that any such distributions will be made during the duration of the Partnership. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The Partnership Agreement provides that distributions of Other Distributable Funds, if any, will be made 45 days after the end of each calendar month for which there are Other Distributable Funds. Distributions of Other Distributable Funds will be made 99% to limited partners who own Units which have been issued and outstanding for at least one year and 1% to the General Partner. Such distributions to limited partners will be made pro rata based on the number of such Units held by each limited partner. "Other Distributable Funds" for any month means any borrowings designated by the General Partner to fund cash distributions to Partners for such month. The Partnership does not expect that any such distributions will be made during the duration of the Partnership.

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

         The Partnership Agreement limits borrowings incurred to make distributions to partners to not more than 10% of Gross Proceeds (as defined) from the public offering of the Units (approximately $7.2 million). As of December 31, 1997, the Partnership had incurred an aggregate of approximately $5.4 million in borrowings to make distributions to partners. As noted above, the Partnership suspended distributions subsequent to the April 15, 1994 payment.

ITEM 6.  SELECTED FINANCIAL DATA

         Set forth below is selected financial data of the Partnership for the five years ended December 31, 1997. This data should be read in conjunction with the Partnership's financial statements included in Item 8 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.


                                                                               Year ended December 31,
                                                ----------------------------------------------------------------------------
                                                  1993             1994             1995             1996             1997
                                                --------         --------         --------         --------         --------
                                                                             (In thousands of dollars)
OPERATIONS STATEMENT DATA
  Revenues                                      $ 16,785         $ 17,382         $ 18,363         $ 19,826         $ 20,299
  Costs and expenses                              (9,578)          (9,497)         (10,100)         (10,316)         (11,248)
  Depreciation and amortization                   (8,404)          (8,924)          (8,526)          (7,712)          (8,080)
                                                --------         --------         --------         --------         --------
  Operating income (loss)                         (1,197)          (1,039)            (263)           1,798              971
  Interest expense, net                           (1,519)          (1,776)          (2,010)          (1,813)          (1,490)
  Other expense                                       --                4               --               --              (61)
                                                --------         --------         --------         --------         --------
  Net loss                                      $ (2,716)        $ (2,811)        $ (2,273)        $    (15)        $   (580)
                                                ========         ========         ========         ========         ========

  Distributions to partners                     $  6,163         $    821         $     --         $     --         $     --
                                                ========         ========         ========         ========         ========

PER UNIT OF LIMITED PARTNERSHIP INTEREST:
     Net loss                                   $ (37.41)        $ (38.71)        $ (31.30)        $  (0.21)        $  (7.99)
                                                ========         ========         ========         ========         ========
     Distributions                              $  84.86         $  11.31         $     --         $     --         $     --
                                                ========         ========         ========         ========         ========

OTHER OPERATING DATA
  Net cash provided by operating
  activities                                    $  6,169         $  6,090         $  6,486         $  6,747         $  8,064
  EBITDA(1)                                        7,207            7,885            8,263            9,510            9,051
  EBITDA to revenues                                42.9%            45.4%            45.0%            48.0%            44.6%
  Total debt to EBITDA                              3.1x             2.9x             3.3x             2.6x             1.6x
  Capital expenditures                          $  3,889         $  3,982         $  5,713         $  3,033         $  4,832


                                                                                 As of December 31,
                                                ----------------------------------------------------------------------------
BALANCE SHEET DATA                                1993             1994             1995             1996             1997
                                                --------         --------         --------         --------         --------
Total assets                                    $ 63,807         $ 60,060         $ 62,959         $ 59,334         $ 49,434
Total long-term debt                              22,300           22,500           27,000           24,300           14,750
Total liabilities                                 27,062           26,939           32,111           28,501           19,181
Partners' equity                                  36,745           33,121           30,848           30,833           30,253



--------
        (1) EBITDA is calculated as operating income before income taxes, depreciation and amortization. Based on its experience in the cable television industry, the Partnership believes that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. In addition, the covenants in the primary debt instruments of the Partnership use EBITDA-derived calculations as a measure of financial performance. EBITDA should not be considered by the reader as an alternative to net income as an indicator of the Partnership's financial performance or as an alternative to cash flows as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The 1992 Cable Act required the FCC to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The 1996 Telecom Act substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of CPST rates will be terminated on March 31, 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, the Partnership expects Congress and the FCC to explore additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 termination of CPST rate regulation and legislation recently was introduced in Congress to repeal the termination provision. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance. See "Legislation and Regulation."

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

RECENT DEVELOPMENTS

         As previously reported, on March 6 and 9, 1998, the Partnership consummated the sale of substantially all of the Partnership's assets, except the Somerset System, to FHGLP, the general partner of the Partnership's general partner. The sale of the Somerset System to FHGLP will be completed as soon as the necessary regulatory approvals can be obtained, of which there can be no assurance. If the sale of the Somerset System is successfully completed, the General Partner intends to dissolve the Partnership as soon as practicable thereafter. See "Recent Developments." These matters are discussed more fully under the caption Item 13., "Certain Relationships and Related Transactions - Appraisal Process" and in the Partnership's Current Reports on Form 8-K dated December 31, 1997, March 3, 1998 and March 27, 1998. Unitholders are urged to review the referenced materials carefully.

RESULTS OF OPERATIONS

         1997 COMPARED TO 1996

         The Partnership's revenues increased from $19.8 million to $20.3 million, or by 2.4%, during 1997 compared to 1996. Of the $472,000 increase, approximately $708,000 was due to increases in regulated service rates, $184,000 was due to the restructuring of The Disney Channel from a premium channel to a tier channel on July 1, 1996 and $111,000 was due to increases in advertising sales. These increases were partially offset by $368,000 due to reductions in the number of subscriptions for premium cable services and by $163,000 due to decreases in programming incentives. As of December 31, 1997, the Partnership had approximately 49,000 basic subscribers and 15,600 premium service units, approximately 4,000 and 800 of which were in the Somerset System.

         Service costs increased from $6.0 million to $6.7 million, or by 11.3%, during 1997 compared to 1996. Service costs represent costs directly attributable to providing cable service to customers. The

$678,000 increase was primarily related to an increase of $504,000 in programming fees charged by program suppliers (including primary satellite fees), which included an $82,000 increase related to the restructuring of The Disney Channel discussed above and to increases of $216,000 in franchise fees and $30,000 in other expenses. These increases were partially offset by a $72,000 increase in capitalized labor, primarily related to upgrading the Centreville, Maryland cable television system.

         General and administrative expenses increased from $2.7 million to $2.9 million, or by 7.9%, during 1997 compared with 1996. Of the $216,000 increase, $164,000 was due to bad debt expense, $76,000 was due to costs associated with advertising sales, $17,000 was due to costs associated with marketing activities and $21,000 was due to other expenses. These increases were partially offset by a decrease of $62,000 related primarily to reduced insurance premiums as a result of self-insuring the Partnership's cable distribution plant and subscriber connections during 1997.

         General Partner management fees and reimbursed expenses remained constant as a percent of revenue at 8.0% and remained at $1.6 million during 1997 compared with 1996.

         Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues decreased from 48.0% in 1996 to 44.6% in 1997. The decrease was primarily caused by increased programming fees, franchise fees and bad debt expense, as described above. EBITDA decreased from $9.5 million to $9.1 million, or by 4.8%, during 1997 compared with 1996. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

         Depreciation and amortization expense increased from $7.7 million to $8.1 million, or by 4.8%, during 1997 compared with 1996. The $368,000 increase was due to asset additions related to various projects in the Centreville, Maryland cable systems.

         Operating income decreased from $1.8 million to $971,000 during 1997 compared with 1996. The $827,000 decrease was primarily due to increased programming fees, franchise fees and bad debt expense as discussed above.

         Net interest expense, including the effects of interest rate hedging agreements, decreased from $1.8 million to $1.5 million, or by 17.8%, during 1997 compared to 1996. The $323,000 decrease was due primarily to lower average debt balances and lower interest rates. The hedging agreements resulted in higher interest expense of $117,000 and $72,000 for the years ended December 31, 1996 and 1997, respectively.

         Other expense increased $61,000 for the year ended December 31, 1997 as compared to 1996. The increase was due primarily to $103,000 in legal costs related to the sale of the Partnership's assets as discussed above in "Recent Developments." This increase was partially offset by other income of $42,000 due primarily to the sale of an easement in Somerset, Kentucky to the Commonwealth of Kentucky for the purpose of improving U.S. Highway 27.

         Due to the factors described above, the Partnership's net loss increased from $15,000 to $580,000 during 1997 compared to 1996.

         1996 COMPARED TO 1995

         The Partnership's revenues increased from $18.4 million to $19.8 million, or by 8.0%, during 1996 compared to 1995. Of the $1.4 million increase, approximately $1.2 million was due to increases in regulated service rates implemented in the second quarter of 1995 and throughout 1996, $215,000 was due to the restructuring of The Disney Channel from a premium channel to a tier channel on July 1, 1996, $219,000 was due to programmer incentives and $93,000 was due to increases in advertising sales. These increases were partially offset by revenue decreases of $264,000, primarily due to reductions in the number of subscriptions for premium cable services. As of December 31, 1996, the Partnership had approximately 48,600 basic subscribers and 17,500 premium service units. The decrease of 5,400 premium units from December 31, 1995 was due in part to approximately 1,700 Disney premium units that became tier subscriptions under the restructuring discussed above.

         Service costs remained relatively unchanged at approximately $6 million during 1996 compared to 1995. Service costs represent costs directly attributable to providing cable services to customers.

         General and administrative expenses increased from $2.6 million to $2.7 million, or by 4.9%, during 1996 compared with 1995. Of the $128,000 increase, $51,000 was due to increases in insurance cost, $30,000 was due to increases in compliance costs associated with reregulation by the FCC and $47,000 was due to increases in other expenses.

         General Partner management fees and reimbursed expenses remained constant as a percent of revenue at 8.0%, and increased from $1.5 million to $1.6 million during 1996 compared with 1995.

         Depreciation and amortization expense decreased from $8.5 million to $7.7 million, or by 9.5%, during 1996 compared with 1995. The $814,000 decrease was due primarily to certain assets becoming fully amortized in 1996.

         An operating loss of $263,000 for 1995 became operating income of $1.8 million for 1996. The $2.1 million increase in operating income during 1996 compared with 1995 was due primarily to increased revenues and decreases in depreciation and amortization expense.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, has been to distribute to its partners all available cash flow generated from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to possible improvement and upgrade of its Systems. As discussed above in "Recent Developments", the Partnership sold substantially all its assets to FHGLP in March 1998, and in connection with such sale distributed approximately $58.2 million to its unitholders on March 27, 1998. If the Partnership obtains the requisite approvals from the City of Somerset on or prior to September 30, 1998, the Partnership intends to complete the sale of the Somerset System and to distribute the proceeds from such sale (less certain deductions) to unitholders at the time of such sale. If such approvals are not received on or before September 30, 1998, the Partnership intends to explore alternative options, including the sale of the Somerset System to a third party. See "Business-Recent Developments."

         The Partnership has relied upon the availability of cash generated from operations and borrowings to fund its ongoing capital requirements. In general, these requirements have involved expansion, improvement and upgrade of the Partnership's cable systems. The Partnership encountered liquidity difficulties due in part to the adverse effects of the 1992 Cable Act and new competitive pressures resulting from both technological advances as well as from the 1996 Telecom Act which required that material amounts of capital be invested in the Partnership's cable systems. As previously reported, in response to the FCC's amended rate regulation rules, distributions to Unitholders were discontinued subsequent to the April 15, 1994 payment in order to preserve cash resources. The Partnership also delayed the majority of its rebuild and upgrade capital expenditure programs that had been scheduled for 1994, 1995, 1996 and 1997 in order to preserve liquidity. See "Legislation and Regulation."

         The Partnership's access to capital has been severely constrained primarily due to the limitations imposed by the Partnership Agreement. This limitation on indebtedness, which is discussed below, has been at odds with the need to increase leverage and to spend approximately $35 million to rebuild and upgrade the Partnership's cable systems (of which approximately $650,000 was mandated by franchise agreements). The Partnership spent an aggregate of approximately $4.8 million in 1997 for all capital expenditures, including approximately $156,000 to begin the upgrade of a portion of one system, which represented the minimum level of expenditures that management believes were necessary in 1997 to comply with franchise authority and FCC technical requirements.

         The Partnership Agreement provides that without the approval of a majority of interests of limited partners, the Partnership may not incur any borrowings unless the amount of such borrowings together with all outstanding borrowings does not exceed 30% of the greater of the aggregate cost or current fair market value of the Partnership's assets as determined by the General Partner. As discussed above, in order to spend the appropriate amount of capital to rebuild and upgrade the Partnership's systems, this provision of the Partnership Agreement would need to have been amended in order to have significantly increased the Partnership's leverage because the Partnership's management did not believe that it would be able to fund rebuild requirements entirely from cash resources and operating cash flow.

         The Partnership Agreement also limits borrowings incurred to make distributions to partners to not more than 10% of Gross Proceeds from the public offering of the Units (approximately $7.2 million). As of December 31, 1997, the Partnership had incurred an aggregate of approximately $5.4 million in borrowings to make distributions to partners. The Partnership discontinued distributions subsequent to the April 15, 1994 payments.

         As of December 31, 1997, the amount outstanding under the Partnership's amended Bank Credit Agreement was $14.8 million. At December 31, 1997, such borrowings bore interest at an average rate of 8.4% (including the effect of interest rate swap transactions). In connection with the sale of the Sold Systems, the Partnership fully repaid the $14.8 million outstanding debt on March 6, 1998. The Partnership's management believes that the Partnership's anticipated cash resources and cash flow from operations will be sufficient to fund its working capital requirements until the Partnership is dissolved. See "Business - Recent Developments."

         The Partnership's management agreement with the General Partner requires deferral of the payment of up to 50% of the management fees for any month, without interest, unless Adjusted Operating Cash (as defined) for such month exceeds a 10% annualized return calculated with respect to outstanding Partnership Units. To the extent that Adjusted Operating Cash exceeds such amount, the General Partner may recover previously deferred fees, without interest. In compliance with these provisions, the General Partner received its standard management fee for 1997 and recovered $276,000 in previously deferred management fees.

         Beginning in August 1997, the General Partner elected to self-insure the Partnership's cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to the geographical diversification of the Partnership's asset base and due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks. In January 1998, the Partnership suffered storm damage to its Somerset, Kentucky cable television system. Management estimates that the cost to repair this damage will be $1.0 million and will be funded through cash from the sale of the Sold Systems.

         1997 VS. 1996

         Cash provided by operating activities increased from $6.7 million to $8.1 million, or by $1.3 million, for the year ended December 31, 1997 compared to 1996. The increase resulted from an increase in the net loss of $565,000, $368,000 of which resulted from an increase in non-cash depreciation and amortization; and from an increase of $1.5 million in other operating items (receivables, prepaid expenses and other assets, cable materials, equipment and supplies, payables, accrued expenses and customer deposits and prepayments).

         Cash used in investing activities increased by $2.0 million during 1997 compared to 1996, primarily due to an increase in capital expenditures. Cash used by financing activities increased $6.9 million because of increased net repayment of debt of $9.6 million during 1997 compared to $2.7 million during 1996.

         1996 VS. 1995

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

INFLATION

         Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way, provided that it is able to increase its service rates periodically, of which there can be no assurance, due to the reregulation of rates charged for certain cable services. See "Legislation and Regulation."

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

EXECUTIVE OFFICERS AND DIRECTORS

               The directors and executive officers of FHGI are as follows:

Name                         Age     Position
----                         ---     --------
Marc B. Nathanson            52      Chairman of the Board, Chief Executive
                                     Officer and Director of FHGI

Frank J. Intiso              51      President and Chief Operating Officer

Stanley S. Itskowitch        59      Executive Vice President, General Counsel
                                     and Director of FHGI

Michael K. Menerey           46      Executive Vice President, Chief Financial
                                     Officer and Secretary

Joe A. Johnson               53      Executive Vice President - Operations

Thomas J. Hatchell           48      Executive Vice President - Operations

Jon W. Lunsford              38      Executive Vice President - Finance


         The following sets forth certain biographical information with respect to the directors and executive officers of FHGI:

MARC B. NATHANSON, 52, has been Chairman of the Board and Chief Executive Officer of FHGI and its predecessors since 1975, and prior to September 19, 1995 also served as President. Prior to 1975, Mr. Nathanson was Vice President of Marketing for Teleprompter Corporation, then the largest MSO in the United States. He also held executive positions with Warner Cable and Cypress Communications Corporation. He is a former President of the California Cable Television Association and a member of Cable Pioneers. He is currently a Director of the National Cable Television Association ("NCTA"). At the 1986 NCTA convention, Mr. Nathanson was honored by being named the recipient of the Vanguard Award for outstanding contributions to the growth and development of the cable television industry. Mr. Nathanson is a 28-year veteran of the cable television industry. He is a founder of the Cable Television Administration and Marketing Society ("CTAM") and the Southern California Cable Television Association. Mr. Nathanson has served as Chairman of the Board, Chief Executive Officer and President of Enstar since October 1988. Mr. Nathanson is a Director of T.V. Por Cable Nacional, S.A. de C.V., an Advisory Board member of TVA, (Brazil) and a Director of GRB Entertainment. Mr. Nathanson is also Chairman of the Board and Chief Executive Officer of FIC. Mr. Nathanson was appointed by President Clinton and confirmed by the U.S. Senate on August 14, 1995 for a three year term on the Board of Governors of International Broadcasting of the United States Information Agency. He also serves on the Board of Radio Free Asia, Radio Free Europe and Radio Liberty. Mr. Nathanson is a trustee of the Annenburg School of Communications at the University of Southern California and a member of the Board of Visitors of the Anderson School of Management at the University of California, Los Angeles ("UCLA"). In addition, he serves on the Board of the UCLA Foundation and the UCLA Center for Communications Policy and is on the Board of Governors of AIDS Project Los Angeles. Mr. Nathanson received the "Entrepreneur of the Year Award" from Inc. Magazine in 1994.

FRANK J. INTISO, 51, was appointed President and Chief Operating Officer of FHGI in September 1995, and between 1982 and that date held the positions of Executive Vice President and Chief Operating Officer, with responsibility for the day-to-day operations of all cable television systems under FHGLP's management. Mr. Intiso has also served as Executive Vice President and as a Director of Enstar since October 1988. Mr. Intiso has a Masters Degree in Business Administration from UCLA and is a Certified Public Accountant. He serves as Chair of the California Cable Television Association and is on the boards of the Cable Advertising Bureau, Cable in the Classroom, Community Antenna Television Association and California Cable Television Association. He is a member of the American Institute of Certified Public Accountants, the American Marketing Association, the American Management Association and the Southern California Cable Television Association.

STANLEY S. ITSKOWITCH, 59, has been a Director of FHGI and its predecessors since 1975, and Senior Vice President and General Counsel from 1987 to 1990 and has been Executive Vice President and General Counsel since February 1990. He has been President and Chief Executive Officer of F.C. Funding, Inc. (formerly Fallek Chemical Company), which is a marketer of chemical products, since 1980. He is a Certified Public Accountant and a former tax partner in the New York office of Touche Ross & Co. (now Deloitte & Touche LLP). He has a J.D. Degree and an L.L.M. Degree in Tax from New York University School of Law. Mr. Itskowitch has also served as Senior Vice President or Executive Vice President and as a Director of Enstar since October 1988. Mr. Itskowitch is also Executive Vice President and General Counsel of FIC.

MICHAEL K. MENEREY, 46, has been Executive Vice President, Chief Financial Officer and Secretary of FHGI since February 1998 and was Chief Financial Officer and Secretary of FHGI and its predecessors between 1984 and 1998. Mr. Menerey is a Certified Public Accountant and is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants, and he was formerly associated with BDO Seidman. Mr. Menerey has also served as Chief Financial Officer, Secretary and as a Director of Enstar since October 1988.

JOE A. JOHNSON, 53, has been Executive Vice President of Operations of FHGI since September 1995, and was a Divisional Vice President of FHGI between 1989 and 1992. From 1982 to 1989, he held the positions of Vice President and Director of Operations for Sacramento Cable Television, Group W Cable of Chicago and Warner Amex. From 1975 to 1982, Mr. Johnson held Cable System and Regional Manager positions with Warner Amex and Teleprompter.

THOMAS J. HATCHELL, 48, has been Executive Vice President of Operations of FHGI since February 1998. From October 1995 to February 1998, he was Senior Vice President of Operations of Falcon International Communications, L.P. and its predecessor company and was a Senior Vice President of FHGI from January 1992 to September 1995. Mr. Hatchell was a Divisional Vice President of FHGI between 1989 and 1992. From 1981 to 1989 he served as Vice President and Regional Manager for Falcon's San Luis Obispo, California region. He was Vice President - Construction of an affiliate of Falcon from June 1980 to June 1981. In addition, he served as a General Manager of the cable system in Tulare County, California, from 1977 to 1980. Prior to that time, Mr. Hatchell served as a cable executive with the Continental Telephone Company.

JON W. LUNSFORD, 38, has been Executive Vice President - Finance of FHGI since February 1998 and was Vice President - Finance and Corporate Development of FHGI between September 1994 and 1998. From 1991 to 1994, he served as Director of Corporate Finance at Continental Cablevision, Inc. Prior to 1991, Mr. Lunsford was a Vice President with Crestar Bank.

OTHER OFFICERS OF FALCON

         The following sets forth, as of December 31, 1997, certain biographical information with respect to additional members of the management of FHGI:

LYNNE A. BUENING, 44, has been Vice President of Programming of FHGI since November 1993. From 1989 to 1993, she served as Director of Programming for Viacom Cable, a division of Viacom International Inc. Prior to that, Ms. Buening held programming and marketing positions in the cable, broadcast and newspaper industries.

OVANDO COWLES, 44, has been Vice President of Advertising Sales and Production of FHGI since January 1992. From 1988 to 1991, he served as a Director of Advertising Sales and Production at Cencom Cable Television in Pasadena, California. He was an Advertising Sales Account Executive at Choice TV, an affiliate of Falcon, from 1985 to 1988. From 1983 to 1985, Mr. Cowles served in various sales and advertising positions.

ABEL C. CRESPO, 38, has been Controller of FHGI since January 1997. Mr. Crespo joined Falcon in December 1984, and has held various accounting positions during that time, most recently Senior Assistant Controller. Mr. Crespo holds a Bachelor of Science degree in Business Administration from California State University, Los Angeles.

HOWARD J. GAN, 51, has been Vice President of Regulatory Affairs of FHGI and its predecessors since 1988. He was General Counsel at Malarkey-Taylor Associates, a Washington, D.C.-based telecommunications consulting firm, from 1986 to 1988. Mr. Gan was Vice President and General Counsel at the Cable Television Information Center from 1978 to 1983. In addition, he was an attorney and an acting Branch Chief of the Federal Communications Commission's Cable Television Bureau from 1975 to 1978.

R.W. ("SKIP") HARRIS, 50, has been Vice President of Marketing of FHGI since June 1991. He is a member of the CTAM Premium Television Committee. Mr. Harris was National Director of Affiliate Marketing for the Disney Channel from 1985 to 1991. He was also a sales manager, regional marketing manager and director of marketing for Cox Cable Communications from 1978 to 1985.

JOAN SCULLY, 62, has been Vice President of Human Resources of FHGI and its predecessors since May 1988. From 1987 to May 1988, she was self-employed as a Management Consultant to cable and transportation companies. She served as Director of Human Resources of a Los Angeles based cable company from 1985 through 1987. Prior to that time, she served as a human resource executive in the entertainment and aerospace industries. Ms. Scully holds a Masters Degree in Human Resources Management from Pepperdine University.

RAYMOND J. TYNDALL, 50, has been Vice President of Engineering of FHGI since October 1989. From 1975 to September 1989, he held various technical positions with Choice TV and its predecessors. From 1967 to 1975, he held various technical positions with Sammons Communications. He is a certified National Association of Radio and Television Engineering ("NARTE") engineer in lightwave, microwave, satellite and broadband and is a member of the Cable Pioneers.

         In addition, FHGI has six Divisional Vice Presidents who are based in the field. They are Donald L. Amick, Daniel H. DeLaney, Ron L. Hall, Michael E. Kemph, Michael D. Singpiel and Robert S. Smith.

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

         Burt I. Harris. Mr. Harris is President and Chief Executive Officer of Harriscope Corporation, which controls the ownership and operations of KWHY-TV, Los Angeles, California. He is a former President and Chairman of Harris Cable Corporation and a former Vice-Chairman of Warner Cable. He has been a member of the National Cable Television Association (NCTA) for over 25 years and was Chairman of the NCTA from 1976 to 1977. In 1979, he was presented with "The Vanguard Award," the highest recognition of an individual in the cable television industry. He is also a director of various corporations and, prior to its dissolution in August 1996, was also a member of the Advisory Committee for Falcon Cable Systems Company.

         Henry Winkler. Mr. Winkler is a principal of Fair Dinkum Productions, as well as an actor and a director. Mr. Winkler earned popular and critical acclaim for his portrayal of "The Fonz" on ABC-TV's "Happy Days" for ten seasons (1974-84). Since 1979, he has been involved with several different entities, including Fair Dinkum, which produces feature films and television programming, including the hit series "Sightings." Mr. Winkler was co-executive producer of MacGyver. He is also co-executive producer of Dead Man's Gun, currently on Showtime. Additionally, Mr. Winkler has been honorary chairman of United Friends of the Children and national chairman of the annual Toys for Tots campaign. He holds a Bachelor of Arts degree from Emerson College and a Master of Fine Arts degree from the Yale School of Drama.

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

         "Subordination Amount" means for any month, a 10% annualized return, calculated with respect to Units in each month by determining 0.833% of the Adjusted Capital Contribution attributable to each Unit on the last day of such month, but calculated only with respect to Units issued and outstanding for more than 12 months. To the extent Adjusted Operating Cash for any month exceeds the Subordination Amount for that month, FHGLP will be entitled to recover deferred Management Fees, if any. In addition, if Payback is achieved (which is not presently expected), then the Partnership may pay the unpaid balance of Management Fees for all prior periods. If Payback is not achieved, the Partnership will not be required to pay the unpaid Management Fees. For the year ended December 31, 1997, the management fees and reimbursed expenses totaled $1.6 million, all of which was paid currently in cash in accordance with the Partnership Agreement. In addition, in accordance with the Partnership Agreement the Partnership also paid $276,000 of fees to the General Partner that had been deferred in prior years to give effect to the amount of Adjusted Operating Cash realized. As a result of the sale of the Sold Systems, the Partnership's management anticipates deferring 50% of the management fee payments in 1998.

PARTICIPATION IN DISTRIBUTIONS

         The General Partner is entitled to share in distributions from, and profits and losses in, the Partnership. See Item 5, "Market for Registrant's Common Equity and Related Stockholder Matters."

DISPOSITION FEES AND EXPENSES

         A disposition fee equal to 1% of the sale price received by the Partnership for the sale of cable systems to unaffiliated third parties is payable to FHGLP provided that no such fee shall be paid unless and until the Limited Partners have received a return of their total capital contributions and a cumulative (but not compounded) six percent annual return on their Adjusted Capital Contributions. The Partnership will reimburse the General Partner and FHGLP for certain disposition expenses whether or not a cable system is, in fact, disposed of and regardless of the limit on General Partner Expenses, except that certain expenses of the General Partner itself may be subject to limitations on reimbursement. In case of cable systems disposed of by the Partnership in exchange for other cable systems and cash, the disposition fee will be paid only with respect to the cash (or cash equivalents such as promissory notes) portion of the sale price. No disposition fee will be paid on sales of cable systems to the General Partner or any of its affiliates. Accordingly, no disposition fee was paid in connection with the sale of the Sold Systems and, if the Somerset System is sold to FHGLP as currently anticipated, no disposition fee will be paid in connection with such sale.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of March 3, 1998, the common stock of FHGI was owned as follows:
78.5 % by Falcon Cable Trust, a grantor trust of which Marc B. Nathanson is trustee and he and members of his family are beneficiaries; 20% by Greg A. Nathanson; and 1.5% by Stanley S. Itskowitch. In 1989, FHGI issued to Hellman & Friedman Capital Partners, A California Limited Partnership ("H&F"), a $1,293,357 convertible debenture due 1999 convertible under certain circumstances into ten percent of the common stock of FHGI and entitling H&F to elect one director to the board of directors of FHGI. H&F elected Marc B. Nathanson pursuant to such right. In 1991, FHGI issued to Hellman & Friedman Capital Partners II, A California Limited Partnership ("H&FII"), additional convertible debentures due 1999 in the aggregate amount of $2,006,198 convertible under certain circumstances into approximately 6.3% of the common stock of FHGI and entitling H&FII to elect one director to the board of directors of FHGI. As of March 3, 1998, H&FII had not exercised this right. FHGLP also held 12.1% of the interests in the General Partner, and Falcon Cable Trust, Frank Intiso and H&FII held 58.9%, 12.1% and 16.3% of the General Partner, respectively. Such interests entitle the holders thereof to an allocable share of cash distributions and profits and losses of the General Partner in proportion to their ownership. Greg A. Nathanson is Marc B. Nathanson's brother.

         As of March 3, 1998, Marc B. Nathanson and members of his family owned, directly or indirectly, outstanding partnership interests (comprising both general partner interests and limited partner interests) aggregating approximately 0.46% of Falcon Classic Cable Income Properties, L.P. ("Falcon Classic") and 2.58% of Falcon Video Communications ("Falcon Video"). In accordance with the respective partnership agreements of these two partnerships, after the return of capital to and the receipt of certain preferred returns by the limited partners of such partnerships, FHGLP and certain of its officers and directors had rights to future profits greater than their ownership interests of capital in such partnerships. See Item 13., "Certain Relationships and Related Transactions."

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

SALE OF THE PARTNERSHIP'S SYSTEMS

         The Partnership Agreement provides that, pursuant to the terms of the "Appraisal Process" (as defined below), the Partnership may, in the sole discretion of the General Partner, sell individual cable systems and may also sell all or substantially all of the Partnership's assets to the General Partner or its affiliates. The Partnership Agreement provides that any such sale must be made in cash at the median of appraisals undertaken by three nationally recognized experts in the cable television field.

         The Partnership Agreement provides that any sale of Partnership assets to the General Partner or any of its affiliates must be made in cash pursuant to the "Appraisal Process." "Appraisal Process" is defined in the Partnership Agreement as an appraisal undertaken by three independent nationally recognized experts in the cable television field to determine the fair market value of the cable systems to be appraised. One such appraiser must be appointed by the General Partner, one by the Partnership's Conflicts Committee and the third by the first two appraisers acting jointly. The Partnership Agreement specifies that the Conflicts Committee be comprised of the independent members of the Advisory Committee (i.e., the members of the Advisory Committee that are not affiliates of, or otherwise have certain material business or professional relationships with, the General Partner or its affiliates). The Partnership Agreement provides that the appraised value pursuant to the Appraisal Process is to be deemed to be the median of the three appraised values and, if any appraised value is expressed as a range, then in calculating the median, the mean amount of the range of such appraised value shall be used. The Partnership Agreement provides that no appraisals arising in affiliated transactions may be conducted at the Partnership's expense. Appraisers selected pursuant to the Appraisal Process may not have any interest in, nor any material business or professional relationship with, the Partnership, the General Partner or any of its affiliates. For the purposes of determining whether or not the business or professional relationship or joint investment is material, the gross revenue derived by the appraiser from the Partnership, the General Partner or any affiliate shall not exceed 5% of the annual gross revenue derived by the appraiser from all sources.

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

         On February 6, 1997, each of the Appraisers delivered summaries of the results of their appraisals (the "Appraisals"), and subsequently delivered their reports to the Partnership. The full text of the Appraisal reports has previously been filed with the Securities and Exchange Commission. These Appraisals addressed the value of the appraised Partnership assets and did not give effect to any debt or other liabilities of the Partnership. Based solely upon the Appraisals, as of December 31, 1997, the Partnership understood the appraised values of the five cable Systems owned by the Partnership to be as follows (dollars in thousands):

                                                                     Communications
                                      Kane Reece         Arthur           Equity
                                   Associates, Inc.   Andersen LLP    Associates, Inc.
                                   ----------------   ------------    ----------------
                                                                         (MEDIAN)
Redmond, OR                            $ 7,680          $ 5,882          $ 6,200
Burke County, NC                        20,570           17,685           19,000
Somerset, KY                            33,590           30,277           31,000
Centreville, MD                         23,980           20,445           23,000
California City, CA                      3,500            2,791            2,800
                                                                         -------
      Total                                                              $82,000
                                                                         =======

         As noted above, the Appraisal Process dictates that the appraised value of an asset to be appraised shall be the median Appraisal for such asset.

         The reports related to each Appraisal set forth certain matters considered by the respective Appraisers. In connection with rendering their Appraisals, the Appraisers performed a variety of financial analyses which are summarized in the respective Appraisals. No limitations were imposed by the Partnership with respect to the investigations made or the procedures followed by the Appraisers in rendering their Appraisals. Actual sales in the marketplace could have been at valuations materially above or below those reflected by the Appraisals.

         The Appraisals, by their respective terms, were based upon numerous sources of information including data supplied by the General Partner, which included certain projections regarding 1997 operating results for the Partnership prepared in the ordinary course of its business. The Partnership does not as a matter of course make public any forecasts as to its future financial performance. The 1997 projections were prepared solely for internal use and not with a view to public disclosure or compliance with the published guidelines of the Commission or the American Institute of Certified Public Accountants regarding projections and were not prepared with the assistance of, or reviewed by, independent accountants. Such 1997 projections were provided to the Appraisers solely for the purposes of their Appraisals. NONE OF THE GENERAL PARTNER, THE PARTNERSHIP, ANY AFFILIATE OR ANY PARTY TO WHOM THE PROJECTIONS WERE PROVIDED ASSUMES ANY RESPONSIBILITY FOR THE VALIDITY, REASONABLENESS, ACCURACY OR COMPLETENESS OF THE 1997 PROJECTIONS. While presented with numerical specificity, the 1997 projections were based on a variety of assumptions relating to the businesses of the Partnership, industry performance, general business and economic conditions and other matters which are subject to significant uncertainties and contingencies, many of which are beyond the Partnership's control, and, therefore, such 1997 projections are inherently imprecise. Also, actual future results may vary materially from those shown in the 1997 projections. The Partnership is not under any obligation to update the projections at any future time.

         By letter dated June 24, 1997, the General Partner advised the Partnership that it intended to exercise its purchase right to acquire all of the Partnership's cable systems pursuant to the Appraisal Process for cash consideration equal to the median appraised value of $82.0 million (the "Appraised Value"). The General Partner further advised the Partnership that, as permitted by the Partnership Agreement, it intended that the cable systems be acquired (the "Proposed Sale") by certain affiliates of the General Partner (the "Purchasers"). On June 27, 1997, the General Partner caused the Partnership to enter into an Asset Purchase Agreement with the Purchasers, and the parties began to seek the necessary regulatory and other consents. The Asset Purchase Agreement is filed as an exhibit to the Partnership's Report on Form 8-K dated June 24, 1997.

         On or about September 2, 1997, the Partnership was named in a putative class action suit (the "Lawsuit") filed against the Partnership, its general partner and certain of its directors and officers with respect to the Proposed Sale. Effective as of December 31, 1997, the Partnership and certain other parties reached the

Settlement Agreement resolving and settling the Lawsuit. In exchange for a complete dismissal of the Lawsuit with prejudice and releases, and without admitting or conceding any fault, liability or wrongdoing whatsoever, the Partnership and the other defendants agreed to establish a settlement fund, payable to holders of Units as of June 30, 1997, which amounted to $1.3 million plus interest at 10% from January 1, 1998 through closing of the sale as defined in the Settlement Agreement. On March 6 and 9, 1998, the Partnership consummated the sale of substantially all of its assets except for the Somerset System. The assets sold represented approximately 92.4% of the total amount of the Proposed Sale. In connection with such Sale, and in accordance with the Settlement Agreement and the Asset Purchase Agreement, the Partnership received approximately $76.8 million, representing purchase price, accrued interest on the net purchase price attributable to the systems sold, less an appropriate portion of the settlement notice costs. In addition, the defendants to the Lawsuit separately transferred approximately $1.2 million to the settlement fund.

         In connection with the Partnership's receipt of the proceeds from the sale of the Sold Systems, on March 6, 1998, the Partnership retired its outstanding bank debt and, on March 27, 1998, the Partnership distributed approximately $58.2 million (approximately $809.92 per unit) to its unitholders. In addition, the Partnership understands that counsel for the plaintiffs in the Lawsuit intend to distribute the settlement fund in late May or early June 1998. As of March 9, 1998, the Partnership's sole remaining cable system asset is the Somerset System, which represents approximately 7.6% of the Proposed Sale. The regulatory approvals required to consummate the sale of the Somerset System to FHGLP have not been obtained from the City of Somerset. The Partnership will continue to negotiate with the City of Somerset to obtain such approvals. There can be no assurance that the Partnership will be successful in obtaining such approvals. If such approvals are not received on or before September 30, 1998, the Partnership intends to explore alternative options, including the sale of the Somerset System to a third party. If the Partnership obtains the requisite approvals from the City of Somerset on or prior to September 30, 1998, the Partnership intends to complete the sale of the Somerset System and to distribute to unitholders at the time of such sale approximately $6.3 million, representing the proceeds from the sale of the Somerset System (less certain deductions) and the remainder of the interest required by the Settlement Agreement. The approximately $6.3 million to be distributed upon the sale of the Somerset System is only an estimate and may vary depending on transaction costs and expenses and liabilities incurred prior to distribution. In addition, if the sale of the Somerset System occurs on or before September 30, 1998, the Settlement Agreement requires that additional funds be transferred to the settlement fund for distribution to holders of units as of June 30, 1997.

         The Partnership Agreement provides that the Partnership shall be dissolved upon the occurrence of the sale or distribution of all or substantially all of the assets of the Partnership. The Partnership Agreement also provides that upon the dissolution of the Partnership, the General Partner shall take such actions as are necessary for the winding up of the affairs of the Partnership and the distribution of its assets to the partners pursuant to the provisions of the Partnership Agreement. Accordingly, following the consummation of the sale of the Somerset System, the General Partner intends to wind-up the affairs of the Partnership in accordance with the terms of the Partnership Agreement, including the liquidation of the assets of the Partnership, the discharge of all of the liabilities of the Partnership, and the distribution of the remaining assets of the Partnership to its partners as appropriate.

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


  (a)1.        Financial Statements

               Reference is made to the Index to Financial Statements and Schedules on page F-1.



  (a)2.        Financial Statement Schedules

               Reference is made to the Index to Financial Statements and Schedules on page F-1.



  (a)3.        Exhibits

               Reference is made to the Index to Exhibits on Page E-1.


  (b)          Reports on Form 8-K

               1.  October 2, 1997 (Putative Class Action Suit)

                                   SIGNATURES


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of May 1998.

                                    FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                                    By    Falcon Classic Cable Investors, L.P.
                                          Managing General Partner

                                    By    Falcon Holding Group, L.P.
                                          General Partner

                                    By    Falcon Holding Group, Inc.
                                          General Partner

                                    By    /s/ Michael K. Menerey
                                          --------------------------------------
                                          Michael K. Menerey
                                          Executive Vice President and
                                            Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 15th day of May 1998.

          Signatures                                               Title(*)
    -------------------------               -------------------------------------------------
    /s/ Marc B. Nathanson                   Director of Falcon Holding Group, Inc.
    -------------------------               and Chief Executive Officer of the Registrant
    Marc B. Nathanson                       (Principal Executive Officer)


    /s/ Michael K. Menerey                  Executive Vice President, Chief Financial Officer
    -------------------------               and Secretary of the Registrant
    Michael K. Menerey                      (Principal Financial and Accounting Officer)


    /s/ Stanley S. Itskowitch               Director of Falcon Holding Group, Inc.
    -------------------------               and Executive Vice President
    Stanley S. Itskowitch                   and General Counsel of the Registrant

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                       Page
                                                                       ----

Report of Independent Auditors                                         F-2

Balance Sheets - December 31, 1996 and 1997                            F-3

Financial Statements for each of
   the three years in the period
   ended December 31, 1997:

      Statements of Operations                                         F-4

      Statements of Partners' Equity                                   F-5

      Statements of Cash Flows                                         F-6

Notes to Financial Statements                                          F-7

Schedule II  -  Valuation and Qualifying Accounts                      F-16


All other schedules have been omitted because they are either not required, not applicable or the information has otherwise been supplied.

                         REPORT OF INDEPENDENT AUDITORS



Partners
Falcon Classic Cable Income Properties, L.P.


         We have audited the accompanying balance sheets of Falcon Classic Cable Income Properties, L.P. (a California limited partnership) as of December 31, 1996 and 1997, and the related statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at
Item 14(a)2. These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Falcon Classic Cable Income Properties, L.P. at December 31, 1996 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                   /s/ ERNST & YOUNG LLP



Los Angeles, California
April 22, 1998

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                                 BALANCE SHEETS

                  ============================================



                                                                            December 31,
                                                                     -------------------------
                                                                       1996             1997
                                                                     --------         --------
                                                                       (Dollars in Thousands)
ASSETS:
    Cash and cash equivalents                                        $  7,126         $    620
    Receivables, less allowance of $31,000
        and $42,000 for possible losses                                   660              773
    Prepaid expenses and other assets                                   1,516            1,065
    Property, plant and equipment, less accumulated
        depreciation and amortization                                  30,655           30,563
    Franchise cost and goodwill, less accumulated
        amortization of $15,029,000 and $17,712,000                    17,409           14,783
    Customer lists and other intangible costs, less
        accumulated amortization of $2,684,000 and $2,018,000           1,968            1,630
                                                                     --------         --------
                                                                     $ 59,334         $ 49,434
                                                                     ========         ========

                               LIABILITIES AND PARTNERS' EQUITY
LIABILITIES:
    Notes payable                                                    $ 24,300         $ 14,750
    Accounts payable                                                      542              592
    Accrued expenses                                                    2,509            3,422
    Payable to general partner                                          1,006              274
    Customer deposits and prepayments                                     144              143
                                                                     --------         --------
           TOTAL LIABILITIES                                           28,501           19,181
                                                                     --------         --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:
    General partner                                                       401              395
    Limited partners                                                   30,654           30,080
    Notes receivable from general partner                                (222)            (222)
                                                                     --------         --------
           TOTAL PARTNERS' EQUITY                                      30,833           30,253
                                                                     --------         --------
                                                                     $ 59,334         $ 49,434
                                                                     ========         ========



                See accompanying notes to financial statements.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                            STATEMENTS OF OPERATIONS

                  ============================================



                                                                    Year ended December 31,
                                                         ------------------------------------------
                                                           1995             1996              1997
                                                         --------         --------         --------
                                                               (Dollars in thousands, except net
                                                               loss per limited partnership unit)
REVENUES                                                 $ 18,363         $ 19,826         $ 20,299
                                                         --------         --------         --------

EXPENSES:
  Service costs                                             6,042            6,013            6,691
  General and administrative expenses                       2,589            2,717            2,933
  Management fees and reimbursed expenses                   1,469            1,586            1,624
  Depreciation and amortization                             8,526            7,712            8,080
                                                         --------         --------         --------

           Total expenses                                  18,626           18,028           19,328
                                                         --------         --------         --------

           Operating income (loss)                           (263)           1,798              971

OTHER INCOME (EXPENSE)
  Interest income                                              41              314              280
  Interest expense                                         (2,051)          (2,127)          (1,770)
  Other income (expense)                                        -                -              (61)
                                                         --------         --------         --------

NET LOSS                                                 $ (2,273)        $    (15)        $   (580)
                                                         ========         ========         ========

  Net income (loss) allocated to General Partner         $    (23)        $    -           $     (6)
                                                         ========         ========         ========

  Net income (loss) allocated to Limited Partners        $ (2,250)        $    (15)        $   (574)
                                                         ========         ========         ========

NET LOSS PER LIMITED
  PARTNERSHIP UNIT                                       $ (31.30)        $  (0.21)        $  (7.99)
                                                         ========         ========         ========

WEIGHTED AVERAGE LIMITED
  PARTNERSHIP UNITS OUTSTANDING
  DURING PERIOD                                            71,879           71,879           71,879
                                                         ========         ========         ========



                See accompanying notes to financial statements.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                         STATEMENTS OF PARTNERS' EQUITY

                  ============================================



                                                                                     Notes
                                                                                   Receivable
                                                                                     from
                                                   General         Limited          General
                                                   Partner         Partners         Partner           Total
                                                  --------         --------         --------         --------
                                                                       (Dollars In Thousands)
PARTNERS' EQUITY,
    January 1, 1995,                              $    424         $ 32,919         $   (222)        $ 33,121
    Net loss for year                                  (23)          (2,250)             -             (2,273)
                                                  --------         --------         --------         --------

PARTNERS' EQUITY,
  December 31, 1995                                    401           30,669             (222)          30,848
    Net loss for year                                  -                (15)             -                (15)
                                                  --------         --------         --------         --------

PARTNERS' EQUITY,
  December 31, 1996                                    401           30,654             (222)          30,833
    Net loss for year                                   (6)            (574)             -               (580)
                                                  --------         --------         --------         --------

PARTNERS' EQUITY,
  December 31, 1997                               $    395           30,080         $   (222)        $ 30,253
                                                  ========         ========         ========         ========




                See accompanying notes to financial statements.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                            STATEMENTS OF CASH FLOWS

                  ============================================



                                                                       Year ended in December 31,
                                                             ------------------------------------------
                                                               1995             1996             1997
                                                             --------         --------         --------
                                                                        (Dollars in Thousands)
 Cash flows from operating activities:
  Net loss                                                   $ (2,273)        $    (15)        $   (580)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                             8,526            7,712            8,080
      Gain on sale of assets                                      -                -                 (4)
      Provision for losses on receivables                         234              171              345
      Amortization of deferred loan costs                           4               27              -
  Increase (decrease) from changes in:
      Receivables                                                 (98)            (175)            (458)
      Prepaid expenses and other assets                          (578)             (63)             451
      Accounts payable and other liabilities                      671             (910)             230
                                                             --------         --------         --------

  Net cash provided by operating activities                  $  6,486         $  6,747         $  8,064
                                                             --------         --------         --------

Cash flows from investing activities:
  Capital expenditures                                         (5,713)          (3,033)          (4,832)
  Increase in intangible assets                                  (167)             (25)            (192)
  Proceeds on sale of property, plant and equipment               -                -                  4
                                                             --------         --------         --------

  Net cash used in investing activities                      $ (5,880)        $ (3,058)        $ (5,020)
                                                             --------         --------         --------

Cash flows from financing activities:
  Repayments of notes payable                                $(18,000)        $ (2,700)        $ (9,550)
  Borrowings under notes payable                               22,500              -                -
                                                             --------         --------         --------

  Net cash provided by (used in) financing activities           4,500           (2,700)          (9,550)
                                                             --------         --------         --------

Net increase (decrease) in cash and cash equivalents            5,106              989           (6,506)

Cash and cash equivalents, at beginning of year                 1,031            6,137            7,126
                                                             --------         --------         --------

Cash and cash equivalents, at end of year                    $  6,137         $  7,126         $    620
                                                             ========         ========         ========



                See accompanying notes to financial statements.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  ============================================


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION

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

         These financial statements are presented on the basis that the Partnership continues as a going concern. As more fully described in Note 2 to the financial statements, the Partnership completed the sale of substantially all of its assets to FHGLP in March 1998 and distributed the net cash proceeds to its unitholders. The sale of the Partnership's remaining assets (City of Somerset, Kentucky; the "Somerset System") to FHGLP is pending regulatory approval, of which there can be no assurance. The carrying value of the net assets presented herein bear no relation to the fair value of the assets sold or expected to be sold, and the resulting distributable value per unit.

CASH EQUIVALENTS

         For purposes of the statements of cash flows, the Partnership considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents. Cash equivalents at December 31, 1996 included $6,000,000 of short-term investments in commercial paper.

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
            Leasehold improvements                      Life of lease
            Buildings                                   15 years

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  ============================================


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  ============================================


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

         The Partnership pays no income taxes as an entity. All of the income, gains, losses, deductions and credits of the Partnership are passed through to the partners. The basis in the Partnership's assets and liabilities differs for financial and tax reporting purposes. At December 31, 1997, the book basis of the Partnership's net assets exceeds its tax basis by $11.9 million.

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

NOTE 2 - PARTNERSHIP MATTERS AND SALE OF PARTNERSHIP ASSETS

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

         APPRAISAL PROCESS

         The Partnership Agreement provides that any sale of Partnership assets to the General Partner or any of its affiliates must be made in cash pursuant to the "Appraisal Process." "Appraisal Process" is defined in the Partnership Agreement as an appraisal undertaken by three independent nationally recognized experts in the cable television field to determine the fair market value of the cable systems to be appraised. One such appraiser must be appointed by the General Partner, one by the Partnership's Conflicts Committee and the third by the first two appraisers acting jointly. The appraised value pursuant to the Appraisal Process will be deemed to be the median of the three appraised values. No appraisals arising in affiliated transactions may be conducted at the Partnership's expense. Accordingly, on August 27, 1996, the General Partner requested that the Appraisal Process be commenced and that, in compliance therewith, the Conflicts Committee of the Advisory Committee select an independent nationally recognized expert in the cable television field to determine the fair market value of each of the Partnership's cable systems. The Conflicts Committee selected Arthur Andersen, LLP; the General Partner selected Kane Reece Associates, Inc.; and those two appraisers selected Communications Equity Associates (the "Appraisers").

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  ============================================


NOTE 2 - PARTNERSHIP MATTERS AND SALE OF PARTNERSHIP ASSETS (CONTINUED)

         On February 6, 1997, each of the Appraisers delivered summaries of the results of their appraisals (the "Appraisals"), and subsequently delivered their reports to the Partnership. These Appraisals address the value of the appraised Partnership assets and do not give effect to any debt or other liabilities of the Partnership. Based solely upon the Appraisals, as of December 31, 1996, the Partnership understands the appraised values of the five cable systems owned by the Partnership, including the Somerset System, to be as follows (dollars in thousands):

                                                                           Communications
                                       Kane Reece           Arthur             Equity
                                    Associates, Inc.    Andersen LLP      Associates, Inc.
                                    ----------------    ------------      ----------------
                                                                              (MEDIAN)
         Redmond, OR                    $ 7,680            $ 5,882            $ 6,200
         Burke County, NC                20,570             17,685             19,000
         Somerset, KY                    33,590             30,277             31,000
         Centreville, MD                 23,980             20,445             23,000
         California City, CA              3,500              2,791              2,800
                                                                              -------
               Total                                                          $82,000
                                                                              =======

         As noted above, the Appraisal Process dictates that the appraised value of an asset to be appraised shall be the median Appraisal for such asset.

         In March 1998 the Partnership received from FHGLP $76.8 million in connection with the acquisition by FHGLP of substantially all of the assets of the Partnership (the "Sold Systems"), other than the Somerset System. In addition, the defendant to certain litigation arising from such sale transferred $1.2 million to a settlement fund for the benefit of unitholders of record as of June 30, 1997. The sale of the Somerset System will be completed as soon as regulatory approvals can be obtained, of which there can be no assurance. For the year ended December 31, 1997, the Somerset System had revenues of approximately $1.5 million. In connection with the Partnership's receipt of the proceeds from the sale of the Sold Systems, on March 6, 1998, the Partnership retired its outstanding bank debt and, on March 27, 1998, the Partnership distributed approximately $58.2 million (approximately $809.92 per unit) to its unitholders. In addition, the Partnership understands that counsel for the plaintiffs in the litigation arising from the sale intend to distribute the settlement fund in late May or early June 1998. If the Partnership obtains the requisite approvals from the City of Somerset on or prior to September 30, 1998, the Partnership intends to complete the sale of the Somerset System to FHGLP and to distribute to unitholders at the time of such sale approximately $6.3 million, representing the proceeds from the sale of the Somerset System (less certain deductions) and the remainder of the interest required by the settlement agreement. The approximately $6.3 million to be distributed upon the sale of the Somerset System is only an estimate and may vary depending on transaction costs and expenses and liabilities incurred prior to distribution. In addition, if the sale of the Somerset System occurs on or before September 30, 1998, additional funds will be transferred to the settlement fund for distribution to unitholders as of June 30, 1997.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  ============================================


NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

                  Property, plant and equipment consist of:

                                                December 31,
                                        -------------------------
                                          1996              1997
                                        --------         --------
                                         (Dollars in Thousands)
Cable television systems                $ 47,158         $ 50,031
Furniture and equipment                    1,033            1,125
Vehicles                                     746              972
Land, buildings and improvements             846              854
                                        --------         --------

                                          49,783           52,982
Less accumulated depreciation
  and amortization                       (19,128)         (22,419)
                                        --------         --------

                                        $ 30,655         $ 30,563
                                        ========         ========

NOTE 4 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  ============================================


NOTE 4 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

         The following table depicts the fair value of each class of financial instruments for which it is practicable to estimate that value as of December 31:

                                           1996                          1997
                                 ----------------------       -------------------------
                                 Carrying         Fair         Carrying        Fair
                                 Value (1)       Value         Value (1)       Value
                                 --------       -------        --------       --------
                                                (Dollars in Thousands)
Cash and cash equivalents        $ 7,126        $ 7,126        $   620        $   620

Note Payable (Note 5) (2)        $24,300        $24,300        $14,750        $14,750



                                         Notional           Fair           Notional          Fair
                                        Amount(3)         Value(4)        Amount(3)        Value(4)
                                        ---------         --------        ---------        --------
Interest Rate Hedging Agreements
  (Note 5):
  Interest rate swaps                    $20,000          $   (36)         $15,000          $   (14)


----------------

(1)      Carrying amounts represent cost basis.

(2) Due to the variable rate nature of the indebtedness, the fair value is assumed to approximate the carrying value.

(3) The amount on which the interest was computed in 1996 was $20 million for swaps. The amount in 1997 was $15 million for swaps.

(4) The amount that the Partnership estimates it would pay to terminate the hedging agreements, such amount has not been reflected in the financial statements. The fair value of the excess of interest swaps over outstanding notes payable is immaterial.

NOTE 5 - NOTES PAYABLE

         In September 1992, the Partnership entered into a $34 million credit agreement with four banks (the "Bank Credit Agreement"). The Bank Credit Agreement provided for annual interest rates ranging from prime plus 0.5% to prime plus 2.5% or LIBOR plus 2.25% to LIBOR plus 4.25%. At December 31, 1997, the weighted average interest on the outstanding balance (including the effects of interest rate swap transactions) was 8.4% per annum.

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

         The term loan was repaid on March 6, 1998 in connection with the sale of substantially all the Partnership's assets. (See Note 2).

         The Bank Credit Agreement also contained restrictions relating to, among other things, additional borrowings, guarantees, mergers and distributions to partners. The debt was collateralized by a security interest in substantially all of the assets of the Partnership. Management believes that the Partnership was in compliance with such covenants at December 31, 1997.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  ============================================


NOTE 5 - NOTES PAYABLE (CONTINUED)

         The Partnership Agreement provides that without the approval of a majority of interests of limited partners, the Partnership may not incur any borrowings unless the amount of such borrowings together with all outstanding borrowings does not exceed 30% of the greater of the aggregate cost or current fair market value of the Partnership's assets as determined by the General Partner. The Partnership Agreement also limits borrowings incurred to fund distributions to partners to not more than 10% of Gross Proceeds from the public offering of the Units (approximately $7.2 million). As of December 31, 1997, the Partnership had incurred an aggregate of approximately $5.4 million in borrowings to make distributions to partners.

         The Partnership utilizes interest rate hedging agreements to establish long-term fixed interest rates on a portion of its variable rate debt in order to manage the interest rate sensitivity on its borrowings. At December 31, 1997, the Partnership participated in interest rate swap contracts with aggregate notional principal of $15 million under which the Partnership pays interest at fixed rates ranging from 5.75% to 6.51% (weighted average rate of 6.07%), and receives interest at variable LIBOR-based rates. These contracts expire in 1998 and 1999, and were sold to FHGLP on March 6, 1998 when the outstanding notes payable under the Bank Credit Agreement were retired.

         The hedging agreements resulted in additional interest expense of $19,000, $117,000 and $72,000 for the years ended December 31, 1995, 1996 and
1997, respectively. The Partnership does not believe that it has any significant risk of exposure to non-performance by any of its counterparties.

NOTE 6 - NOTES RECEIVABLE FROM GENERAL PARTNER

         In accordance with the Partnership's Limited Partnership Agreement, capital contributions of the General Partner were contributed one-half in cash and one-half in non-interest bearing notes payable on demand. Additionally, according to the Limited Partnership Agreement, a minimum of 50% of all distributions received by the General Partner are to be returned to the Partnership to reduce the notes receivable balance. The notes receivable balance was repaid to the Partnership on March 30, 1998 in connection with the sale of substantially all the Partnership's assets (other than the Somerset System). See
Note 2.

NOTE 7 - MANAGEMENT COMPENSATION

         The Partnership is obligated to pay FHGLP a 5% management fee based on the gross operating revenues of the Partnership. In addition, FHGLP is entitled to reimbursement from the Partnership for certain expenses relating to the performance of management functions as described in the management agreement. Such reimbursable expenses are limited to 3% of gross operating revenues. Management fees and reimbursed expenses amounted to approximately $1.5 million, $1.6 million and $1.6 million for the years ended December 31, 1995, 1996 and 1997, respectively.

         Beginning in 1991, up to 50% of management fees have not been paid currently unless adjusted operating cash, as defined, for a particular month exceeded a 10% annualized return, calculated with respect to outstanding partnership Units. To the extent that adjusted operating cash for any month exceeds the 10% annualized return, FHGLP may recover previously deferred fees, without interest. In compliance with these provisions, FHGLP received its standard management fee for 1997 and recovered $276,000 in previously deferred management fees. As a result, at December 31, 1995 and 1996, deferred management fees amounted to $1.2 million and $276,000, respectively. As a result of the sale of substantially all the Partnership's assets (other than the Somerset System), the Partnership's management anticipates that adjusted operating cash in 1998 will not exceed the 10% requirement, and 50% of the management fees in 1998 will be deferred.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  ============================================


NOTE 8 - COMMITMENTS AND CONTINGENCIES

         The Partnership leased office space and equipment under operating leases expiring at various dates through the year 2008. These lease commitments were assumed by FHGLP with the purchase of substantially all the Partnership's assets. Rent expense for the years ended December 31, 1995, 1996 and 1997 for all facilities amounted to $86,000, $91,000 and $86,000, respectively. The Somerset System has no long term lease commitment.

         In addition, the Partnership rents line space on utility poles in some of the franchise areas it serves. These rentals amounted to $290,000, $341,000 and $360,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Generally such pole rental agreements, which were substantially assumed by FHGLP, are short-term, but the Partnership expects such rentals to continue in the future. The pole rental agreements related to the Somerset System amounted to approximately $33,000 for the year ended December 31, 1997.

         Beginning in August 1997, the General Partner elected to self-insure the Partnership's cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available. Management believes that the relatively small size of the Partnership's markets in any one geographic area coupled with their geographic separation will mitigate the risk that the Partnership could sustain losses due to seasonal weather conditions or other events that, in the aggregate, could have a material adverse effect on the Partnership's liquidity and cash flows. There can be no assurance that future self-insured losses will not exceed prior costs of maintaining insurance for these risks. In January 1998, the Partnership suffered storm damage to its Somerset, Kentucky cable television system. Management estimates that the cost to repair this damage will be $1.0 million and will be funded through cash from the sale of the Sold Systems. The Partnership continues to purchase insurance coverage in amounts management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

         The Somerset System has been tied together with fiber to the Burnside system, thereby eliminating the Somerset headend. The Burnside system was sold to FHGLP on March 9, 1998. In the event that the Partnership is unable to obtain regulatory approvals to complete the sale of the Somerset System to FHGLP, the Partnership intends to seek other buyers for the Somerset System. The value of the Somerset System could be adversely affected by the lack of a headend. As of March 1998, the Partnership entered into an agreement with FHGLP to rent the usage of the headend site, the office and related equipment.

         The Partnership is subject to regulation by various federal, state and local government entities. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), provides for, among other things, federal and local regulation of rates charged for basic cable service, cable programming services and equipment and installation services. Regulations issued in 1993 and significantly amended in 1994 by the Federal Communications Commission (the "FCC") have resulted in changes in the rates charged for the Partnership's cable services. The Partnership believes that compliance with the 1992 Cable Act has had a negative impact on its operations and cash flow. It also presently believes than any potential future liabilities for refund claims or other related actions would not be material. The Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law on February 8, 1996. This statute contains a significant overhaul of the federal regulatory structure. As it pertains to cable television, the 1996 Telecom Act, among other things, (i) ends the regulation of certain nonbasic programming services in 1999; (ii) expands the definition of effective competition, the existence of which displaces rate regulation; (iii) eliminates the restriction against the ownership and operation of cable systems by telephone companies within their local exchange service areas; and (iv) liberalizes certain of the FCC's cross-ownership restrictions. The FCC is in the process of

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                  ============================================


NOTE 8 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

conducting a number of additional rulemaking proceedings in order to implement many of the provisions of the 1996 Telecom Act.

         The Partnership has various contracts to obtain basic and premium programming from program suppliers whose compensation is generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures or offer marketing support to the Partnership. The Partnership's programming contracts are generally for a fixed period of time and are subject to negotiated renewal. The Partnership does not have long-term programming contracts for the supply of a substantial amount of its programming. Accordingly, no assurance can be given that the Partnership's programming costs will not increase substantially or that other materially adverse terms will not be added to the Partnership's programming contracts. Management believes, however, that the Partnership's relations with its programming suppliers generally are good.

NOTE 9 - EMPLOYEE BENEFIT PLANS

         At December 31, 1997, the Partnership had a cash or deferred profit sharing plan (the "Profit Sharing Plan") covering substantially all of its employees. The Profit Sharing Plan provided that each participant may elect to make a contribution in an amount up to 15% of the participant's annual compensation which otherwise would have been payable to the participant as salary. The Partnership's contribution to the Profit Sharing Plan, as determined by management, is discretionary but may not exceed 15% of the annual aggregate compensation (as defined) paid to all participating employees. There were no contributions charged against operations of the Partnership for the Profit Sharing Plan in 1995, 1996 or 1997. As of March 1998, in connection with the sale of substantially all the Partnership's assets, the Partnership no longer has employees.

NOTE 10 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         During the years ended December 31, 1995, 1996 and 1997, the Partnership paid cash interest amounting to $2.1 million, $2.2 million and $1.8 million, respectively.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  ============================================

         Column A              Column B       Column C         Column D         Column E
         --------              --------       --------         --------         --------

                                             Additions
                             Balance at      charged to                        Balance at
                              beginning       costs and                          end of
       Description            of period       expenses       Deductions(a)       period
       -----------            ---------       --------       -------------       ------
                                          (Dollars in Thousands)
Allowance for possible
  losses on receivables

Year ended December 31,

           1995                $  27           $ 234            $ (221)           $ 40

           1996                $  40           $ 171            $ (180)           $ 31

           1997                $  31           $ 345            $ (334)           $ 42


(a)  Write-off uncollectible accounts

                                  EXHIBIT INDEX

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

5.1     Stipulation of Settlement (17)

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

                                 EXHIBIT INDEX


10.23 Resolution No. 3-88-1301 of the City of California City approved of the transfer of the above cable television franchise from Jones Intercable, Inc., a Colorado Corporation, to Cable TV Fund 12-BCD Venture. Passed and adopted March 15, 1988.(8)

10.24 Resolution No. 3-92-1463 of the City of California City granting the transfer of the above cable company franchise from Cable TV Fund 12-BCD
        Venture to Falcon Classic Cable Income Properties, L.P. Passed and approved March 3, 1992.(8)

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

10.30   Asset Purchase Agreement, dated as of June 27, 1997, by and among Falcon
        Community Cable, L.P., Falcon Cable Media, Falcon Cable Systems Company
        II, L.P. and Falcon Classic Cable Income Properties, L.P. (17)

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

99.1 Memorandum to Unitholders dated August 13, 1993 relating to distribution policy of the Partnership.(9)

99.2 Memorandum to Unitholders dated April 29, 1994 relating to distribution policy of the Partnership.(11)

99.3 Memorandum to Unitholders dated October 24, 1996 relating to JJJ tender offer.(15)

99.4    Fair Market Valuation Report for Falcon Classic Cable Income Properties,
        L.P., as of December 31, 1996, dated February 20, 1997, prepared by
        Arthur Andersen LLP.(16)

99.5 Valuation Analysis for Falcon Classic Cable Income Properties, L.P., as of December 31, 1996, dated March 3, 1997, prepared by Communications
        Equity Associates. (16)

99.6    Fair Market Valuation Report for Falcon Classic Cable Income Properties,
        L.P., as of December 31, 1996, dated March 10, 1997, prepared by Kane
        Reece Assocates, Inc. (16)

99.7 Letter to unitholders dated June 24, 1997 relating to sale of the Partnership. (17)

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

(15) Incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K, File No. 0-18266 dated October 24, 1996.

(16) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K, File No. 0-18266 dated December 31, 1996.

(17) Incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K, File No. 0-18266 dated June 24, 1997.

(18) Incorporated by reference to the exhibits to the Registrant's Current Report on Form 8-K, File No. 0-18266 dated December 31, 1997.