Form 10-Q
period 1998-03-31
FALCON CLASSIC CABLE INCOME PROPERTIES LP
filed 1998-05-15
CIK 846811

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1998
                               ----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

                     Commission File Number    0-18266
                                            --------------

Falcon Classic Cable Income Properties, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          California                                          95-4200409
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

10900 Wilshire Boulevard - 15th Floor
       Los Angeles, California                                   90024
----------------------------------------                 -----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (310) 824-9990
                                                   ------------------


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

                            CONDENSED BALANCE SHEETS

              ====================================================


                                                                          December 31,              March 31,
                                                                             1997*                    1998
                                                                        ---------------          ---------------
                                                                                                   (Unaudited)
                                                                                  (Dollars in Thousands)
ASSETS:
   Cash and cash equivalents                                                   $    620                  $ 2,508
   Receivables, less allowance of $42,000 and
      $46,000 for possible losses                                                   773                    1,132
   Prepaid expenses and other assets                                              1,065                      494
   Property, plant and equipment, less accumulated
      depreciation and amortization of $22,419,000 and $776,000                  30,563                      820
   Franchise cost and goodwill, less accumulated
      amortization of $17,712,000                                                14,783                      --
   Customer lists and other intangible costs, less
      accumulated amortization of $2,018,000                                      1,630                      --
                                                                               --------                  -------

                                                                               $ 49,434                  $ 4,954
                                                                               ========                  =======

                                         LIABILITIES AND PARTNERS' EQUITY
                                         --------------------------------

LIABILITIES:
   Notes payable                                                               $ 14,750                  $   --
   Accounts payable                                                                 592                      948
   Accrued expenses                                                               3,422                    2,796
   Payable to general partner                                                       274                       35
   Customer deposits and prepayments                                                143                      148
                                                                               --------                  -------
          TOTAL LIABILITIES                                                      19,181                    3,927
                                                                               ========                  =======

COMMITMENTS AND CONTINGENCIES

PARTNERS' EQUITY:
   General partner                                                                  395                      110
   Limited partners                                                              30,080                      917
   Notes receivable from general partner                                           (222)                     --
                                                                               --------                  -------
          TOTAL PARTNERS' EQUITY                                                 30,253                    1,027
                                                                               --------                  -------

                                                                               $ 49,434                  $ 4,954
                                                                               ========                  =======



               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

              ====================================================


                                                                 Unaudited
                                                   ----------------------------------------
                                                              Three months ended
                                                                  March 31,
                                                   ----------------------------------------
                                                        1997                     1998
                                                   ---------------          ---------------
                                                              (Dollars in thousands
                                                          except per unit information)
REVENUES                                                  $  5,250                 $  3,796
                                                          --------                 --------

EXPENSES:
   Service costs                                             1,623                    1,196
   General and administrative expenses                         729                      599
   Management fees and reimbursed expenses                     420                      304
   Depreciation and amortization                             1,746                    1,321
                                                          --------                 --------

                Total Expenses                               4,518                    3,420
                                                          --------                 --------

                Operating income                               732                      376

INTEREST EXPENSE, NET                                         (410)                     (86)

OTHER INCOME                                                   --                    28,991
                                                          --------                 --------

NET INCOME                                                $    322                 $ 29,281
                                                          ========                 ========

Net income allocated to General Partner                   $      3                 $    293
                                                          ========                 ========

Net income allocated to Limited Partners                  $    319                 $ 28,988
                                                          ========                 ========

NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                       $   4.44                 $ 403.29
                                                          ========                 ========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                          71,879                   71,879
                                                          ========                 ========



            See accompanying notes to condensed financial statements.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                            STATEMENTS OF CASH FLOWS

              ====================================================


                                                                            Unaudited
                                                             ----------------------------------------
                                                                       Three months ended
                                                                            March 31,
                                                             ----------------------------------------
                                                                   1997                    1998
                                                             ---------------          ---------------
                                                                      (Dollars in Thousands)
Net cash provided by (used in) operating activities          $         1,425          $          (143)
                                                             ---------------          ---------------

Cash flows from investing activities:
   Capital expenditures                                                 (845)                  (1,487)
   Increase in intangible assets                                         (50)                     (13)
   Proceeds on sale of cable assets                                       --                   76,789
                                                             ---------------          ---------------

Net cash provided by (used in) investing activities                     (895)                  75,289
                                                             ---------------          ---------------

Cash flows from financing activities:
   Repayment of borrowings                                            (1,013)                 (14,750)
   Distributions to partners                                              --                  (58,730)
   Repayment of note receivable from general partner                      --                      222
                                                             ---------------          ---------------

Net cash used in financing activities                                 (1,013)                 (73,258)
                                                             ---------------          ---------------

Increase (decrease) in cash and cash equivalents                        (483)                   1,888

Cash and cash equivalents at beginning of period                       7,126                      620
                                                             ---------------          ---------------

Cash and cash equivalents at end of period                   $         6,643          $         2,508
                                                             ===============          ===============


            See accompanying notes to condensed financial statements.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  ============================================


NOTE 1    BASIS OF PRESENTATION

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

          These financial statements are presented on the basis that the Partnership continues as a going concern. As more fully described in Note 2 to the financial statements, the Partnership completed the sale of substantially all of its assets, except the cable television system serving the City of Somerset, Kentucky (the "Somerset System") to FHGLP in March 1998 and distributed the net cash proceeds to its unitholders. The sale of the Somerset System to FHGLP is pending regulatory approval from the City of Somerset, of which there can be no assurance. The carrying value of the net assets presented herein bear no relation to the fair value of the assets sold or expected to be sold, and the resulting distributable value per unit.

NOTE 2    SALE OF PARTNERSHIP ASSETS

          In March 1998 the Partnership received from FHGLP $76.8 million in connection with the acquisition by FHGLP of substantially all of the assets of the Partnership (the "Sold Systems"), other than the Somerset System. The $76.8 million represented the purchase price, accrued interest of $1.1 million on the net purchase price attributable to the Sold Systems, less an appropriate portion of the settlement notice cost. In addition, the defendant to certain litigation (the "Lawsuit") arising from such sale transferred $1.2 million to a settlement fund for the benefit of unitholders of record as of June 30, 1997. The sale of the Somerset System will be completed as soon as regulatory approvals can be obtained for the City of Somerset, of which there can be no assurance. For the year ended December 31, 1997, the Somerset System had revenues of approximately $1.5 million. In connection with the Partnership's receipt of the proceeds from the sale of the Sold Systems on March 6, 1998, the Partnership retired its outstanding bank debt and, on March 27, 1998, distributed approximately $58.2 million (approximately $809.92 per unit) to its unitholders. In addition, the Partnership understands that counsel for the plaintiffs in the litigation arising from the sale intend to distribute the settlement fund in late May or early June 1998. If the Partnership obtains the requisite approvals from the City of Somerset on or prior to September 30, 1998, the Partnership intends to complete the sale of the Somerset System to FHGLP and to distribute to unitholders at the time of such sale approximately $6.3 million, representing the proceeds from the sale of the Somerset System (less certain deductions) and the remainder of the interest required by the settlement agreement in connection with the lawsuit. The approximately $6.3 million to be distributed upon the sale of the Somerset System is only an estimate and may vary depending on transaction costs and expenses and liabilities incurred prior to

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  ============================================


NOTE 2    SALE OF PARTNERSHIP ASSETS (CONTINUED)

distribution. In addition, if the sale of the Somerset System occurs on or before September 30, 1998, additional funds will be transferred to the settlement fund for distribution to unitholders.

NOTE 3    INTERIM FINANCIAL STATEMENTS

          The interim condensed financial statements for the three months ended March 31, 1998 and 1997 are unaudited. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. It is suggested that these condensed interim financial statements be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. The results of operations for the three months ended March 31, 1998 are not indicative of the results for the entire year due to the March 1998 sale of substantially all the Partnership's assets (other than the Somerset System).

NOTE 4    NOTES RECEIVABLE

          In accordance with the Partnership Agreement, the capital contribution of the General Partner was contributed one-half in cash and one-half in General Partner's notes. The notes are non-interest bearing and are payable on demand of the holder. The notes were repaid to the Partnership on March 30, 1998 in connection with the sale of substantially all the Partnerships assets to FHGLP.

NOTE 5    EARNINGS PER EQUIVALENT UNIT

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

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

INTRODUCTION

          The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of cable programming service tier ("CPST") rates will be terminated on March 31, 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, the Partnership expects Congress and the FCC to explore additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 termination of CPST rate regulation and legislation recently was introduced in Congress to repeal the termination provision. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

RECENT DEVELOPMENTS

          As previously reported, on March 6 and 9, 1998, the Partnership consummated the sale of substantially all of the Partnership's assets, except the Somerset System, to FHGLP, the general partner of the Partnership's general partner. The sale of the Somerset System to FHGLP will be completed as soon as the necessary regulatory approvals can be obtained from the City of Somerset, of which there can be no assurance. If the sale of the Somerset System is successfully completed, the General Partner intends, as soon as practicable thereafter, to wind-up the affairs of the Partnership in accordance with the terms of its partnership agreement, including the liquidation of the assets of the Partnership, the discharge of all of the liabilities of the Partnership, and the distribution of the remaining assets of the Partnership to its partners as appropriate. In addition to the information set forth in this Report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 and its Current Reports on Form 8-K dated December 31, 1997, March 3, 1998 and March 27, 1998. Unitholders are urged to review the referenced materials carefully.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

RESULTS OF OPERATIONS

          The Partnership's revenues decreased from $5.3 million to $3.8 million, or by 27.7%, for the three months ended March 31, 1998 as compared to 1997. The $1.5 million decrease was primarily due to the sale of substantially all the Partnerships assets, except the cable system serving the City of Somerset Kentucky, to FHGLP.

          Service costs decreased from $1.6 million to $1.2 million, or by 26.3%, for the three months ended March 31, 1998 as compared to 1997. The $427,000 decrease was primarily due to the sale of the cable systems as discussed above.

          General and administrative expenses decreased from $729,000 to $599,000 or by 17.8%, for the three months ended March 31, 1998 as compared to 1997. The $130,000 decrease was primarily due to the sale of the cable systems as discussed above.

          Management fees and reimbursed expenses remained constant as a percent of revenues at 8%, and decreased from $420,000 to $304,000, or by 27.6%, for the three months ended March 31, 1998 as compared to 1997. The decrease was primarily due to the decrease in revenues due to the sale of the cable systems as discussed above.

          Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues decreased from 47.2% to 44.7% during the three months ended March 31, 1998 as compared to 1997. The decrease was primarily due to the sale of the cable systems as described above. EBITDA decreased from $2.5 million to $1.7 million, or by 31.5%, during the three months ended March 31, 1998 as compared to the corresponding period in 1997. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

          Depreciation and amortization expense decreased from $1.7 million to $1.3 million, or by 24.3%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The increase was primarily due to the sale of the cable systems as discussed above.

          Operating income decreased from $732,000 to $376,000, or by 48.6%, for the three months ended March 31, 1998 as compared to 1997, primarily due to sale of cable systems as discussed above.

          Net interest expense, including the effects of interest rate hedging agreements decreased from $410,000 to $86,000, or by 79.0%, for the three months ended March 31, 1998 as compared to 1997, primarily due to the repayment of the Partnership's bank term loan on March 6, 1998 in connection with the sale of substantially all the Partnership's assets as discussed above.

          Other income of $29 million for the three months ended March 31, 1998 primarily was due to the gain on the sale of the cable systems as discussed above.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

          Due to the factors described above, the Partnership's net income increased from $322,000 to $29.3 million for the three months ended March 31, 1998 as compared to the corresponding period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

          The Partnership's primary objective, having invested its net offering proceeds in cable systems, has been to distribute to its partners all available cash flow generated from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to possible improvement and upgrade of its cable systems. As discussed above in "Recent Developments," the Partnership sold substantially all its assets (except the Somerset System) to FHGLP in March 1998, and in connection with such sale distributed approximately $58.2 million to its unitholders on March 27, 1998. If the Partnership obtains the requisite approvals from the City of Somerset on or prior to September 30, 1998, the Partnership intends to complete the sale of the Somerset System to FHGLP and to distribute the proceeds from such sale (less certain deductions) to unitholders at the time of such sale. If such approvals are not received on or before September 30, 1998, the Partnership intends to explore alternative options, including the sale of the Somerset System to a third party.

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

          In connection with the sale of assets as described above, the Partnership fully repaid all of its $14.8 million of outstanding debt on March 6, 1998. The Partnership's management believes that the Partnership's anticipated cash resources and cash flow from operations will be sufficient to fund its working capital requirements until the planned dissolution of the Partnership.

          The Partnership's management agreement with the General Partner requires deferral of the payment of up to 50% of the management fees for any month, without interest, unless Adjusted Operating Cash (as defined) for such month exceeds a 10% annualized return calculated with respect to outstanding Partnership units. To the extent that Adjusted Operating Cash exceeds such amount, the General Partner may recover previously deferred fees, without interest. In compliance with these provisions, the General Partner deferred $10,900 of management fees for the three months ended March 31, 1998.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

          Beginning in August 1997, the General Partner elected to self-insure the Partnership's cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to the geographical diversification of the Partnership's asset base and due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available. The Partnership's remaining assets consist of the Somerset System and any significant damage to such system due to weather conditions or other events could have a material adverse effect on the Partnership. In January 1998, the Partnership suffered storm damage to its Somerset, Kentucky cable television system. Management estimates that the cost to repair this damage will be $1.0 million and will be funded through cash from the sale of the Sold Systems. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

          THREE MONTHS ENDED MARCH 31, 1998 AND 1997

          Cash provided by operating activities decreased $1.6 million in the three months ended March 31, 1998 as compared to the corresponding period in 1997, primarily due to the sale of substantially all the cable systems as described above.

          Cash provided by investing activities increased by $76.2 million in the three months ended March 31, 1998 as compared to the corresponding period in 1997, primarily due to the proceeds from the sale of the cable systems as described above. Cash used by financing activities increased by $72.2 million due to the repayment of all of the Partnership's outstanding debt in 1998 and a $58.7 million distribution to partners related to the sale of the cable systems as described above.

INFLATION

          Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement, and billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way, provided that it is able to increase its service rates periodically, of which there can be no assurance, due to the re-regulation of rates charged for certain cable services.

                  FALCON CLASSIC CABLE INCOME PROPERTIES, L.P.

PART II.          OTHER INFORMATION

ITEMS 1-5.        Not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)     None

                  (b) The Registrant filed a Form 8-K dated March 3, 1998, in which it reported under Item 5 the closing of the sale of the Sold Systems to FHGLP and the approval of the Settlement Agreement relating thereto.

                          The Registrant filed a Form 8-K dated March
                          13, 1998, in which it reported under Item 5 that an unsolicited offer to purchase partnership units had been made without the consent of the Corporate General Partner.

                          The Registrant filed a Form 8-K dated March
                          27, 1998, in which it reported under Item 5 the distribution to unitholders of the net proceeds from the sale of the Sold Systems.

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



                                 By:    Falcon Classic Cable Investors, L.P.
                                        Managing General Partner

                                 By:    Falcon Holding Group, L.P.
                                        General Partner

                                 By:    Falcon Holding Group, Inc.
                                        General Partner




Date:  May 15, 1998              By:    /s/ Michael K. Menerey
                                        ----------------------------------
                                        Michael K. Menerey,
                                        Executive Vice President,
                                        Chief Financial Officer
                                        and Secretary